Form 10-Q
period 1993-12-31
WESTERN WASTE INDUSTRIES
filed 1994-02-09
CIK 718244

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 1993

                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

         Commission File Number:  0-11264


                              WESTERN WASTE INDUSTRIES
              (Exact name of registrant as specified in its charter)


           California                             95-1946054
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


                21061 S. WESTERN AVENUE  TORRANCE, CALIFORNIA  90501
               (Address of principal executive offices and zip code)


Registrant's telephone number, including area code: (310) 328-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                 Outstanding as of January 31, 1994
     Common Stock - No par value            14,223,294

                              WESTERN WASTE INDUSTRIES

                                       INDEX




PART  I.   FINANCIAL INFORMATION:

           Consolidated Balance Sheets
             June 30, 1993 - Audited
             December 31, 1993 - Unaudited                      3


           Consolidated Statements of Income - Unaudited        4



           Consolidated Statements of Cash Flows - Unaudited    5



           Notes to Consolidated Financial Statements -
             Unaudited                                          6



           Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9



PART II.   OTHER INFORMATION                                   12


           SIGNATURES                                          14

                           PART 1.  FINANCIAL INFORMATION

                              WESTERN WASTE INDUSTRIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                     June 30,     December 31,
                                                       1993           1993
                                                                   (Unaudited)
                                                      (dollars in thousands)
Current assets:
  Cash and short-term investments                     $  2,259      $  3,659
  Receivables, less allowance of $1,354 in
   June 1993 and $1,732 in December 1993                27,287        32,448
  Supplies                                               3,059         2,890
  Prepaid expenses                                       8,462         3,599
  Other current assets                                   3,544         3,350
  Deferred income tax benefit                            4,959         3,859
     Total current assets                               49,570        49,805

Property and equipment, net                            172,662       181,876
Purchased routes, net                                   11,424        10,286
Goodwill, net                                           22,556        22,203
Other assets                                            12,174        13,724
                                                      $268,386      $277,894


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current instalments of long-term debt               $  1,728      $  1,549
  Accounts payable                                       8,935         8,168
  Accrued payroll and related costs                      3,780         4,334
  Deferred revenue                                         510           498
  Other current liabilities                             21,356        18,976
     Total current liabilities                          36,309        33,525

Long-term debt, excluding current instalments           89,890        95,507
Other liabilities                                       18,092        17,096
Deferred income taxes                                    1,674         2,018

Commitments and contingencies                                -             -

Shareholders' equity:
  Preferred stock, no par value; 2,000,000
   shares authorized; none issued or outstanding             -             -
  Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   13,866,561 and 14,218,233 shares respectively        71,844        73,360
  Retained earnings                                     50,577        56,388
     Total shareholders' equity                        122,421       129,748

                                                      $268,386      $277,894


 The accompanying notes are an integral part of these statements.

                                 WESTERN WASTE INDUSTRIES

                       CONSOLIDATED STATEMENT OF INCOME - UNAUDITED



                                     Three Months Ended             Six Months Ended
                                        December 31,                   December 31,
                                      1992          1993             1992         1993
                                        (dollars in thousands except share data)

Revenue                            $57,280       $63,323         $115,418     $126,234

Costs and expenses:
  Operating                         44,077        47,805           88,558       95,872
  Selling, general
    and administrative               8,692         9,612           17,518       19,255

    Total costs and expenses        52,769        57,417          106,076      115,127

      Income from operations         4,511         5,906            9,342       11,107

Nonoperating income
 (expense):
  Interest expense                  (  905)       (  941)          (1,794)      (1,831)
  Other                                190           191              258          380

                                    (  715)       (  750)          (1,536)     ( 1,451)
Income before income taxes
  and cumulative effect of
  accounting change                  3,796         5,156            7,806        9,656

Income taxes                         1,556         2,320            3,200        4,259

Income before cumulative
  effect of accounting change        2,240         2,836            4,606        5,397

Cumulative effect of
  accounting change                      -             -                -          414

Net income                         $ 2,240       $ 2,836         $  4,606     $  5,811




Primary and fully diluted earnings
   per common share:
   Income before cumulative effect
     of accounting change          $   .16       $   .19         $    .33     $    .37
   Cumulative effect of
     accounting change                  --             -                           .03
   Net Income                      $   .16       $   .19         $    .33     $    .40




 The accompanying notes are an integral part of these statements.

                           WESTERN WASTE INDUSTRIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                        Six Months Ended
                                                         December 31,
                                                        1992          1993
                                                     (dollars in thousands)

Operating Activities:
  Net income                                         $ 4,606       $ 5,811
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    9,450        10,364
      Bad debts expense                                  797           890
      Uninsured claims                                   108         1,199
      Employer portion - 401(k) contribution             202           233
      Cumulative effect of accounting change              --         ( 414)
      Deferred income taxes                             ( 24)        1,858
      Loss on disposition of assets                      175             1
      Changes in operating assets and liabilities,
        net of effects of purchased businesses:
          Increase in receivables                     (3,636)       (6,051)
          Decrease in other assets                     1,026         3,590
          Increase (decrease) in accounts payable         92         ( 767)
          Decrease in other liabilities                 (621)       (3,402)
      Net cash provided by operating activities       12,175        13,312


Investing activities:
  Purchases of property and equipment                (14,864)      (27,491)
  Proceeds from sale of fixed assets                     193           176
      Net cash used in investing activities          (14,671)      (27,315)


Financing activities:
  Proceeds from revolving lines of credit and
    long-term borrowings                               7,085        15,000
  Principal payments on debt                          (3,249)       (  880)
  Proceeds from issuance of stock                        112         1,283
      Net cash provided by financing activities        3,948        15,403

  Increase in cash and short-term investments          1,452         1,400


Cash and short-term investments
  at beginning of period                                 717         2,259


  Cash and short-term investments
    at end of period                                 $ 2,169       $ 3,659



The accompanying notes are an integral part of these statements .

                              WESTERN WASTE INDUSTRIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made to the interim financial statements were of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

NOTE 2 - Earnings per share:
     Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.
     The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:
                                                    Fully
Quarter ended December 31,       Primary           Diluted
           1992                   13,977            13,985
           1993                   14,857            14,857

Six months ended December 31,
           1992                   13,923            13,977
           1993                   14,725            14,725

 NOTE 3 - Long-term borrowings:

      The Company has a $100 million unsecured revolving line of credit
agreement (Agreement) with its banks.   The Agreement, which currently
matures on April 1, 1998, has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to extend the revolving period and the termination date for a period of one year, with the approval of its banks. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (1.25% at December 31,
1993), depending upon certain ratios. This Agreement requires no compensating balances. Under the terms of the Agreement, the Company is subject to various debt covenants, including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends. Under certain conditions the banks may elect, between December 28, 1993 and February 26, 1994, to reduce their commitment by $10 million. Outstanding borrowings under the Company's Agreement were $85 million at December 31, 1993. Interest on this debt averaged 4.8% for the six months ended December 31, 1993.

NOTE 4 - Cumulative effect of accounting change:
      Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the difference between financial reporting and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Taxes previously accrued will be adjusted for changes in tax rates as they become effective as opposed to when the taxes were recorded. The cumulative effect of adopting Statement 109 was not material to the consolidated financial statements. As permitted under the new rules, prior year financial statements have not been restated.

      Significant components of deferred tax assets and liabilities, as restated effective July 1, 1993, are as follows (in thousands):

Deferred tax assets:

  Self insurance                                   $ 4,402
  Write down of investment in G.I. Industries        2,400
  Reserve for landfill related costs                 3,094
  Reserve for loss on municipal contract             2,460
  Reserve for litigation settlements                 1,230
  Reserve for properties                             1,435
  Reserve for disposal of a division                   813
  Reserve for bad debts                                556
  Other, net                                           438
    Total deferred tax assets                       16,828


Deferred tax liabilities:

  Tax over book depreciation                        10,497
  Land exchange                                      1,465
  Prepaid expenses                                     446
  Other                                                721
    Total deferred tax liabilities                  13,129


Net deferred taxes                                 $ 3,699

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION
Revenue
     Revenue for the second quarter of fiscal 1994 increased $6,043,000 or 11% as compared with the same quarter in fiscal 1993 and revenue for the first six months of fiscal year 1994 increased $10,816,000 or 9% as compared with the prior year period. The increase in revenue resulted from price and volume changes with most of the increase being related to new operations in San Jose and Sunnyvale, California.


Costs of Operation
      Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, fuel costs, disposal site fees and equipment operating costs, increased $3,728,000 or 8% for the current quarter, and $7,314,000 or 8% for the first six months, over the
comparable periods in the prior fiscal year.   As a percentage of
revenue, these expenses decreased from 76.9% to 75.5% for the current quarter and from 76.7% to 75.9% for the first six months of fiscal 1994,
as compared to the same periods in fiscal 1993.   Operating costs
decreased as a percentage of revenue due to (i) an increase in the volume of out-of-county waste, at the Company's El Sobrante California landfill site, which has lower operating costs and (ii) revenue growth resulting from rate increases.

     Selling, general and administrative expenses increased $920,000 or 11% for the current quarter and $1,737,000 or 10% for the first six months of fiscal 1994 over comparable periods of the prior fiscal year. As a percentage of revenue, these expenses remained constant at 15% for the quarter and six months ended December 31, 1993, as compared to the same periods in the prior fiscal year.

     The effective tax rates were 45% and 44% for the second quarter and first six months of fiscal 1994, respectively, which would have been 45% for both periods without the benefit of the change in federal income tax rates which occurred during the first quarter of fiscal 1994, as
compared to 41% for the same periods last year.   The increase in the
effective tax rates was due primarily to the increase in federal tax rates and the reduction of available tax credits, as compared to the prior year.


Liquidity and Capital Resources
Working capital -
      At December 31, 1993, working capital amounted to $16,280,000 compared to $13,261,000 at June 30, 1993. The current ratio was 1.4 and
1.5 at June 30, 1993 and December 31, 1993, respectively.

      As of December 31, 1993, the Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (1.25% at December 31, 1993), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $85 million at December 31, 1993.

      The Company's debt to equity ratio was .75 to 1.0 at December 31, 1993 and June 30, 1993.

Capital resources -
    During the six months ended December 31, 1993, the Company made capital expenditures of approximately $19 million for property and equipment other than that purchased through acquisition of other companies. The Company estimates that total capital expenditures for fiscal 1994, including acquisitions, will be approximately $40 to $50 million. The Company believes that cash provided by operations, cash available under its revolving credit agreement and cash from other external sources will be sufficient for its financing needs.


Inflation -
      Generally, inflation has had a minor impact on the Company's operations for the periods referred to above as most of the Company's collection operations are under contracts that provide for rate adjustments based upon increases in the consumer price index. These contracts reduce the Company's vulnerability to inflation. However, in the case of rapid changes in costs such as fuel and disposal costs, rate increases may lag behind cost increases.

                         PART II. OTHER INFORMATION


Items 1 through 5

Items 2,3,4 and 5  are not applicable.
Item 1.  Legal Proceedings.
      As previously reported in the Company's Form 10-K Report for the fiscal year ended June 30, 1993, the Company was served on October 13, 1993 with a class action suit entitled Croyden Associates, on behalf of itself and all other similarly situated plaintiffs vs Western Waste Industries and Kosti Shirvanian, Defendants, Case No. CV-93 6126 KN in the United States District Court, Central District of California. The complaint is a class action suit evolving out of the discontinuance of the merger negotiations between the Company and Browning-Ferris Industries ("BFI"), alleging that the Company violated federal securities laws and as a result the plaintiffs and all other persons or entities that bought Company stock during the period of September 2, 1993 through October 7, 1993, were damaged. Two other cases entitled, Isaac Myer, on behalf of himself and all other similarly-situated plaintiffs vs Western Waste Industries and Kosti Shirvanian and Neil Haltrecht, on behalf of himself and all other similarly-situated plaintiffs vs Western Waste Industries and Kosti Shirvanian were filed recently and an Agreement for Stipulation and Proposed Order for consolidating these cases and the original Croyden Associates case has been requested. The complaints are essentially identical to the complaint in the Croyden Associates case. The Company continues to believe that the cases have no merit and the Company intends to vigorously defend these actions and move for summary dismissal as soon as practical.

      In addition to the above-described litigation, there are number of claims and suits pending against the Company for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. In the opinion of management, the uninsured liability, if any, under these claims and suits would not materially affect the financial position of the Company.


Items 6 - Exhibits and Report on Form 8-K

 a.  Exhibits - None

 b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended December 31, 1993.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the Chief Financial Officer of the registrant.

                                   WESTERN WASTE INDUSTRIES

                                 By:  LAWRENCE F. MCQUAIDE
                                      Lawrence F. McQuaide
                                      Executive Vice President,
                                      Finance




                                 Date: February 9, 1994