Form 10-Q
period 1994-03-31
WESTERN WASTE INDUSTRIES
filed 1994-05-12
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1994

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

Yes   X    No
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                 Outstanding as of April 30, 1994
     Common Stock - No par value        14,256,240

                           WESTERN WASTE INDUSTRIES

                                    INDEX




PART  I.   FINANCIAL INFORMATION:

           Consolidated Balance Sheets
             June 30, 1993 - Audited
             March 31, 1994 - Unaudited                         3


           Consolidated Statements of Operations - Unaudited    4



           Consolidated Statements of Cash Flows - Unaudited    5



           Notes to Consolidated Financial Statements -
             Unaudited                                          6



           Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9



PART II.   OTHER INFORMATION                                   13


           SIGNATURES                                          14

                        PART 1.  FINANCIAL INFORMATION

                           WESTERN WASTE INDUSTRIES

CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                     June 30,       March 31,
                                                       1993           1994
                                                     (audited)     (Unaudited)
                                                      (dollars in thousands)
Current assets:
  Cash and short-term investments                     $  2,259      $  4,822
  Receivables, less allowance of $1,354 in
   June 1993 and $1,715 in March 1994                   27,287        31,969
  Supplies                                               3,059         3,061
  Prepaid expenses                                       8,462         4,654
  Other current assets                                   3,544         3,488
  Deferred income tax benefit                            4,959         3,859
     Total current assets                               49,570        51,853

Property and equipment, net                            172,662       185,048
Purchased routes, net                                   11,424         9,731
Goodwill, net                                           22,556        22,018
Other assets                                            12,174        13,893
                                                      $268,386      $282,543


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current instalments of long-term debt               $  1,728      $  1,480
  Accounts payable                                       8,935         6,407
  Accrued payroll and related costs                      3,780         4,731
  Other current liabilities                             21,866        22,548
     Total current liabilities                          36,309        35,166

Long-term debt, excluding current instalments           89,890        95,308
Other liabilities                                       18,092        17,407
Deferred income taxes                                    1,674         1,120

Commitments and contingencies                                -             -

Shareholders' equity:
  Preferred stock, no par value; 2,000,000
   shares authorized; none issued or outstanding             -             -
  Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   13,866,561 and 14,255,748 shares respectively        71,844        73,779
  Retained earnings                                     50,577        59,763
     Total shareholders' equity                        122,421       133,542

                                                      $268,386      $282,543


 The accompanying notes are an integral part of these statements.

                                 WESTERN WASTE INDUSTRIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                     Three Months Ended             Nine Months Ended
                                          March 31,                     March 31,
                                       1993         1994             1993         1994
                                        (dollars in thousands except share data)
Revenue                           $ 57,067       $64,949         $172,485     $191,183

Costs and expenses:
  Operating                         44,121        47,971          132,679      143,843
  Selling, general
    and administrative               8,988         9,418           26,506       28,673
  Special charges                   21,043             -           21,043            -

    Total costs and expenses        74,152        57,389          180,228      172,516

      Income (loss) from
        operations                 (17,085)        7,560           (7,743)      18,667

Nonoperating income (expense):
  Interest expense                  (  779)       (  947)          (2,573)      (2,778)
  Other                              3,123        (  476)           3,381       (   96)

                                     2,344        (1,423)             808       (2,874)
Income (loss) before
  income taxes and cumulative
  effect of accounting change      (14,741)        6,137           (6,935)      15,793

Income taxes (benefit)             ( 4,910)        2,762           (1,710)       7,021

Income (loss) before cumulative
  effect of accounting change      ( 9,831)        3,375           (5,225)       8,772

Cumulative effect of
  accounting change                      -             -                -          414

Net income (loss)                 $( 9,831)      $ 3,375         $ (5,225)    $  9,186




Primary and fully diluted earnings
   (loss) per common share:

  Income (loss) before cumulative
     effect of accounting change   $  (.71)     $    .22         $   (.38)    $    .59
  Cumulative effect of
     accounting change                   -             -                -          .03

  Net Income (loss)                $  (.71)     $    .22         $   (.38)    $    .62



 The accompanying notes are an integral part of these statements.

                           WESTERN WASTE INDUSTRIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                        Nine Months Ended
                                                           March 31,
                                                        1993          1994
                                                     (dollars in thousands)
Operating Activities:
  Net income (loss)                                  $(5,225)      $ 9,186
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
      Depreciation and amortization                   14,070        16,039
      Bad debts expense                                1,250         1,336
      Uninsured claims                                   437         2,335
      Employer portion - 401(k) contribution             363           410
      Special charges                                 21,043            --
      Cumulative effect of accounting change              --         ( 414)
      Deferred income taxes                           (5,134)          960
      Loss on disposition of assets                      160           402
      Gain on sale of minority interest               (2,829)           --
      Changes in operating assets and liabilities,
        net of effects of purchased businesses:
          Increase in receivables                     (1,113)       (6,018)
          Decrease in other assets                     2,450         1,994
          Increase (decrease) in accounts payable         30        (2,528)
          Increase (decrease) in other liabilities     1,169        (  756)
      Net cash provided by operating activities       26,671        22,946


Investing activities:
  Purchases of property and equipment                (25,187)      (35,823)
  Purchased businesses, net of cash acquired         (   232)      (   241)
  Proceeds from sale of minority investment            7,000            --
  Proceeds from sale of fixed assets                     229           303
      Net cash used in investing activities          (18,190)      (35,761)


Financing activities:
  Proceeds from revolving lines of credit and
    long-term borrowings                              10,317        15,028
  Principal payments on debt                         (16,985)       (1,175)
  Proceeds from issuance of stock                        376         1,525
      Net cash provided (used) by
        financing activities                         ( 6,292)       15,378

  Increase in cash and short-term investments          2,189         2,563

Cash and short-term investments
  at beginning of period                                 717         2,259

  Cash and short-term investments
    at end of period                                 $ 2,906       $ 4,822



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

NOTE 2 - Earnings per share:
     Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.
     The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:

Quarter ended March 31,      Primary and Fully Diluted
           1993                      13,828
           1994                      15,258

Nine months ended March 31,
           1993                      13,801
           1994                      14,947

 NOTE 3 - Long-term borrowings:

      The Company has a $100 million unsecured revolving line of credit
agreement (Agreement) with its banks.   The Agreement, which currently
matures on April 1, 1998, has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to extend the revolving period and the termination date for a period of one year, with the approval of its banks. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (1.25% at March 31,
1994), depending upon certain ratios. This Agreement requires no compensating balances. Under the terms of the Agreement, the Company is subject to various debt covenants, including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends. Under certain conditions the banks may elect, at a date no later than June 15, 1994, to reduce their commitment by $10 million. Outstanding borrowings under the Company's Agreement were $85 million at March 31, 1994. Interest on this debt averaged 4.8% for the nine months ended March 31, 1994.

NOTE 4 - Cumulative effect of accounting change:
      Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the difference between financial reporting and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Taxes previously accrued will be adjusted for changes in tax rates as they become effective as opposed to when the taxes were recorded. The cumulative effect of adopting Statement 109 was $414,000. As permitted under the new rules, prior year financial statements have not been restated.

      Significant components of deferred tax assets and liabilities, as restated effective July 1, 1993, are as follows (in thousands):

Deferred tax assets:

  Estimated liability for uninsured claims         $ 4,402
  Write down of investment in G.I. Industries        2,400
  Reserve for landfill related costs                 3,094
  Reserve for loss on municipal contract             2,460
  Reserve for litigation settlements                 1,230
  Reserve for properties                             1,435
  Reserve for disposal of a division                   813
  Reserve for bad debts                                556
  Other, net                                           438
    Total deferred tax assets                       16,828


Deferred tax liabilities:

  Tax over book depreciation                        10,497
  Land exchange                                      1,465
  Prepaid expenses                                     446
  Other                                                721
    Total deferred tax liabilities                  13,129


Net deferred taxes                                 $ 3,699

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION
Revenue
     Revenue for the third quarter of fiscal 1994 increased $7,882,000 or 14% as compared with the same quarter in fiscal 1993 and revenue for the first nine months of fiscal year 1994 increased $18,698,000 or 11% as compared with the prior year period. The increase in revenue resulted primarily from price and volume changes including new operations in San Jose and Sunnyvale, California.

Costs of Operation
      Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, fuel costs, disposal site fees and equipment operating costs, increased $3,850,000 or 9% for the current quarter, and $11,164,000 or 8% for the first nine months, over the comparable periods in the prior fiscal year. As a percentage of revenue, these expenses decreased from 77.3% to 73.9% for the current quarter and from 76.9% to 75.2% for the first nine months of fiscal
1994, as compared to the same periods in fiscal 1993.   Operating costs
decreased as a percentage of revenue due principally to (i) increases in volume at the Companys' landfill operations, including an increase in the volume of out-of-county waste at the Company's El Sobrante California landfill site, which generally have lower operating costs than waste collection operations and (ii) revenue growth resulting from rate increases.

Special Charges
      In the third quarter of fiscal 1993, the Company incurred special charges in the amount of $21,043,000. These charges included principally (1) writeoffs and reserves of $10,143,000 related to certain landfill development projects (2) a provision of $6,900,000 for additional reserves for potential future expenditures relating to the long-term requirements for closure/post closure management of certain of the Company's landfills and (3) a reserve of $4,000,000 for real estate and other.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $430,000 or 5% for the current quarter and $2,167,000 or 8% for the first nine months of fiscal 1994 over comparable periods of the prior fiscal year. As a percentage of revenue, these expenses decreased from 15.7% to 14.5% for the current quarter and from 15.4% to 15.0% for the first nine months of fiscal 1994, as compared to the same periods in fiscal 1993. Selling, general and administrative costs decreased as a percentage of revenue due primarily to the Company's continuing effort to control costs in conjunction with the revenue growth discussed in Operating Expenses above.


Nonoperating income (expense) - Other
      In the third quarter of 1993, the Company sold its investment of 45% of the outstanding common stock of Best Pak Disposal resulting in a gain of $2,800,000. This gain was included in Nonoperating income (expense) - Other, in the Consolidated Statement of Operations for the quarter and nine months ended March 31, 1993.

Income Taxes
     The effective tax rates were 45% and 44% for the third quarter and first nine months of fiscal 1994, respectively.

      The tax rate for the third quarter and the first nine months of fiscal 1993, without the special charges recorded in the third quarter of 1993, would have been 41%.

      The increase in the effective tax rates was due primarily to the increase in federal tax rates and the reduction of available tax credits, as compared to the prior year.



Liquidity and Capital Resources
Working capital -
      At March 31, 1994, working capital amounted to $16,687,000 compared to $13,261,000 at June 30, 1993. The current ratio was 1.5 and 1.4 at March 31, 1994 and June 30, 1993, respectively.

      As of March 31, 1994, the Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (1.25% at March 31, 1994), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $85 million at March 31, 1994.

      The Company's debt to equity ratio was .72 to 1.0 and .75 to 1.0 at March 31, 1994 and June 30, 1993, respectively.

Capital resources -
    During the nine months ended March 31, 1994, the Company made capital expenditures of approximately $27 million for property and equipment other than that purchased through acquisition of other companies. The Company estimates that total capital expenditures for fiscal 1994, including acquisitions, will be approximately $35 to $40 million. The Company believes that cash provided by operations, cash available under its revolving credit agreement and cash from other external sources will be sufficient for its financing needs.


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

                         PART II. OTHER INFORMATION


Items 1 through 5

Items 1,2,3,4 and 5  are not applicable.



Items 6 - Exhibits and Report on Form 8-K

 a.  Exhibits -
10.11 Third amendment dated as of February 25, 1994 to the Revolving Credit Agreement dated November 19, 1992 among Western Waste Industries, as Borrower and Citicorp USA, Inc., Bank of America National Trust and Savings Association, The Bank of Nova Scotia, ABN AMRO Bank, The First National Bank of Boston, and BHF-Bank, as Lenders, and Citicorp USA, Inc. as Agent for the Lenders.

 b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended March 31, 1994.

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




                                 Date:MAY 11, 1994