Form 10-K
period 1994-06-30
WESTERN WASTE INDUSTRIES
filed 1994-09-28
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1994.
                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . to  . . . . . . . . . . . .
Commission file number  0-11264

                         WESTERN WASTE INDUSTRIES
          (Exact name of registrant as specified in its charter)
        California                                95-1946054
(State of other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

        21061 South Western Avenue
           Torrance, California                     90501
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code: (310) 328-0900

        Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
   Title of each class                             on which registered
Common Stock, no par value                      New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 for Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                    [X]

  As of September 20, 1994 there were 14,285,992 shares of Western Waste Industries Common Stock, no par value outstanding held by approximately 784 shareholders of record. The aggregate market value of Western Waste Industries common stock held by non-affiliates as of September 20, 1994, was approximately $161,423,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (June 30, 1994) are incorporated by reference in Part III. Exhibit Index on page 50.

Total number of pages contained in this document: 53

                             PART I

Item 1.   Business

GENERAL

      Western Waste Industries (the Company) is the successor to a sole proprietorship that commenced the business of waste collection
and disposal in 1955.   The Company was incorporated in California
in January 1964 as Western Refuse Hauling, Inc. The name later became WRH Industries and then Western Waste Industries.

      Western Waste Industries is a provider of integrated waste services to commercial, industrial and residential customers.
These services consist of the collection, transfer and disposal of solid waste in certain areas of California, Texas, Louisiana, Florida, Colorado and Arkansas. The Company has approximately 90 franchise agreements, 82 of which designate the Company as the exclusive provider of certain waste services within a particular municipality or county. As part of its business, the Company operates six landfills, three transfer stations and four recycling facilities. The Company does not operate hazardous waste landfills and limits its hazardous waste activities to the transportation of such materials for others which accounted for approximately 1% of the Company's revenue during fiscal 1994.

     The Company has a diversified customer base with no single customer accounting for more than 10% of the Company's revenue in any one of its last three fiscal years. During fiscal 1992, 1993 and 1994, operations in California accounted for approximately 65%, 64% and 68%, respectively, of revenue.


                                                   Contribution to Revenue
                                                      Year Ended June 30,
                                                   1992      1993      1994
Collection Services                                 88%       86%       85%

Landfill Operations                                  5         6         7

Transfer Stations                                    2         2         3

Other                                                5         6         5

                                                   100%      100%      100%


COLLECTION SERVICES

     Contracts. Substantially all of the Company's residential, and a certain portion of its commercial and industrial collection services are performed under approximately 90 municipal and regional authority contracts. These contracts presently represent approximately 46% of the Company's revenue. A contract is an agreement awarded by a municipality or regional authority to provide collection and/or recycling services to commercial and industrial or residential customers in the jurisdiction.

     These contracts are normally awarded following competitive bidding, usually have terms of five or more years, and contain renewal options. Payment for residential services is generally received directly from the municipality or authority. Such contracts provide for rate adjustments including, but not limited to, increases in the consumer price index and disposal cost increases.

     Most of the remaining collection revenues are provided under one to three year service agreements.

     The Company anticipates that more municipalities, in an effort to reduce costs and capital expenditures related to waste services and to deal with their budgetary fiscal constraints, will contract for such services with private sector companies. Such action by municipalities will continue to provide an incremental source of revenue for the Company.

     Commercial and Industrial.   The Company provides collection
services to more than 63,000 commercial and industrial customer locations, which accounted for approximately 57% of total fiscal 1994 revenue. Commercial and industrial collection services are generally performed under agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, type and volume or weight of the waste collected and the distance to the disposal site. A portion of commercial and industrial services are performed under municipal and regional authority contracts.

     The Company's commercial and industrial customers utilize containers that range from one to 45 cubic yards in size. The use of containers enables the Company to service most of its commercial and industrial customers with collection vehicles operated by a single employee. Stationary compactors, which reduce the volume of the stored waste prior to collection, are frequently installed by the Company on the premises of large volume customers.

     The Company has interstate industrial transportation operations servicing primarily customers for the Company's Texas and Arkansas industrial non-hazardous disposal sites. The Company currently holds authority to transport waste in 21 states, mostly in the southern portion of the United States. The Company believes that further development of its industrial transportation capabilities in close coordination with its disposal sites will strengthen its ability to provide fully integrated industrial waste handling services.

     Residential. During fiscal 1994, approximately 28% of total revenue was derived from the curbside collection and transportation of residential refuse to a landfill or transfer station. The Company serviced approximately 677,000 homes and other residential dwelling units. Substantially all of the services for homes and other residential units are performed under exclusive franchise agreements granted by municipalities or regional authorities. Fees are based primarily on market factors, frequency and type of service, distance to processing or disposal facilities and cost of processing or disposal. Residential collection fees are normally paid by the municipalities out of tax revenues or service charges or, in a limited amount of cases, are paid directly by the residents receiving the service.

     Hazardous Waste. Hazardous waste hauling activities, included in commercial and industrial services, accounted for approximately 1% of total revenue during fiscal 1994. The Company does not operate any hazardous waste landfills. Its hazardous waste activities are limited to the transportation of non-liquid materials in drums and other containers provided and packaged by its customers. The materials are hauled to licensed hazardous waste landfills owned and operated by others. The transporting of hazardous waste requires state and, for certain hauling, federal licenses. Management believes that the Company has all necessary licenses to carry on its current hazardous waste activities and is in material compliance with applicable regulations. The Company carries separate insurance to cover such activities.


LANDFILLS

     Landfill disposal continues to be a primary depository for solid waste in North America. With the enactment of the Resource Recovery and Conservation Act Subtitle D regulations, the impact on landfill design, permitting and construction has increased capital resources required to develop additional disposal capacity. At the same time, the Company believes that replacement of existing disposal capacity with more costly, environmentally secure capacity will result generally in an increase in the price of waste disposal.

      The Company operates disposal sites in California, Texas, Louisiana and Florida. Six facilities are currently operating. Certain of these sites have expansion plans and additional sites
are under development or in construction.   Of the six operating
landfills, four are owned by the Company. None of the landfills are permitted to accept hazardous waste, and the Company's policies and controls are structured to minimize acceptance of such waste. Disposal fees received from third parties generated approximately 7% of fiscal 1994 revenue.

     In Southern California, the Company owns and operates the El

Sobrante landfill which began receiving waste in July 1986. Solid Waste Disposal Revenue Bonds were issued to finance its development. The El Sobrante landfill operates under a joint development agreement with the County of Riverside for an initial term of 15 years with two successive five year renewal options. At the present waste disposal rate, the site has an estimated remaining life of approximately ten years. Commencing in September 1992, the Company was allowed to import, on a limited basis, solid waste collected outside of Riverside County to the El Sobrante Landfill site. The amount of out-of-county waste cannot exceed 1.8 million tons. In March 1994, the Company received a permit to increase the daily tonnage from 2,000 to 4,000 tons per day.

     The Company acquired 1,140 acres contiguous to the existing El Sobrante operating site with the intent of expanding landfill operations. The Company has begun the permitting process for this acreage which, if successful, would add 100 million tons of disposal capacity to this site. In April 1991, the Company signed a preliminary memorandum of understanding (MOU) with the County of
Riverside regarding this acreage.   This MOU included a provision
for up to a 10,000 tons per day operation, and increased the amount of out-of-county waste which the site may accept. There is no assurance that the expansion project will be permitted.

     In Texas, the Company leases and operates a 64-acre disposal site in Conroe for the City of Conroe. The lease term is for the life of the site.

     Adjacent to the Conroe, Texas leased site, the Company operates a special waste (non-hazardous industrial) landfill on a 100-acre tract owned by the Company and repermitted by the Texas Water Commission in April 1992. The Company began receiving waste under this permit in August 1992. Current estimates of the operating life of the facility is in excess of 25 years. The Company acquired an additional 78-acre tract in May 1989 with the intention of utilizing it for future development.

     In 1990, the Company acquired a 90-acre landfill from the City of New Boston, Texas, located 25 miles west of Texarkana. The permit has been upgraded and the site is currently operating. The life of this facility is estimated to exceed four years. The Company is in the process of developing and submitting a permit modification that will double the existing capacity of the landfill.

     In Florida, the Company operates a 65-acre site under contract with the County of Nassau. The contract had an initial term of two years through September 1989, and the Company subsequently received a three year extension of the contract. In 1991, the Company negotiated a $14 million contract with the County of Nassau, to construct and operate an additional 140-acre landfill for an initial term of five years with a five year extension option.

Under the terms of the agreement, the Company will close the existing 65-acre tract and construct a new disposal site. In 1992, the Company negotiated a modification to the construction contract to provide for an expansion of the site airspace capacity. The construction project is scheduled for completion in fiscal 1995.

     In Arkansas, the Company owns a 160-acre landfill in Texarkana. The site, which stopped receiving waste in May 1993, is filled to permit capacity and is being closed. The application for a permit covering the 40 acre final phase of this site has been denied and is the subject of an administrative appeal by the Company.

     In September 1991, the Company contracted to operate, under a closure plan approved by the Louisiana Department of Environmental Quality, a 320-acre landfill located in Jefferson Parish (near New Orleans), Louisiana. The landfill commenced operations in February 1992. Due to changes in law and other unforeseeable circumstances, the Company discontinued its operation of the site October 8, 1993.

     In September 1990, the Company acquired a 240-acre waste disposal facility in Livonia, Louisiana, approximately 22 miles west of Baton Rouge. This facility, which is permitted to receive municipal solid waste and special waste, is currently under construction with operations expected to commence in fiscal 1995. Included in the facility is a waste disposal facility which can dispose of non-hazardous oilfield waste.

     The Company has the right to acquire a 648-acre site for the development of a municipal solid waste and special waste landfill approximately five miles east of Lake Charles, Louisiana. The permit application was denied by the Louisiana Department of Environmental Quality and is currently the subject of appeal through a state administrative proceeding.

        The Company has entered into a joint development arrangement with Gold Fields Mining, a wholly owned subsidiary of Hanson PLC, and SP Environmental, a sister subsidiary of the Southern Pacific Railroad for the purpose of developing a waste-by-rail project called California InteRail. The parties are in the process of permitting a landfill in Imperial County, California,
which has an approximate capacity of 600 million tons.   As part of
this project, existing facilities owned by the Company, SP Environmental, and others could be utilized and new facilities will be developed on an as needed basis. Based upon the current schedule, the landfill could be in operation as early as 1996.

     In accordance with the Company's overall plan of corporate development, other landfill sites are currently being evaluated both in the Company's existing markets and new markets for joint collection and disposal investment. Sites for certain projects have been selected and preliminary engineering analyses are currently underway. Normally, the permitting process for landfill sites takes three to five years.



TRANSFER STATIONS

      The Company owns or operates three transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This procedure reduces costs by improving utilization of collection personnel and equipment. The services of these facilities are provided to municipalities or counties and in most cases are also used by the Company and other collection companies. Fees are generally based upon such considerations as market factors, the type and volume or weight of the waste transferred, the extent of recycling, the transport distance involved and the cost of disposal.

     The Company has a transfer station in Carson, California which currently processes approximately 2,300 tons per day.
Approximately 86% of the tonnage delivered to this transfer station is provided by the Company's collection operations with the remainder received from municipalities which collect their own residential refuse and from other refuse haulers. The Company has applied for approval to increase the volume of waste processed at the transfer station to 5,000 tons of solid waste per day. This application is pending.

     In March 1993, the Company was awarded a contract to operate the Sunnyvale Materials Recovery and Transfer Station (SMART). The service area for the station is the cities of Sunnyvale, Mountain View, and Palo Alto, California. The initial term of the contract is for seven years with an option to extend by the City for up to an additional seven years. The operation began on October 1, 1993.

     The Company operates a transfer station adjacent to the Company's Fresno operations. The transfer station, which includes a commercial materials recycling building, is designed to receive up to 2,500 tons per day of solid waste. The solid waste permit currently allows up to 1,000 tons per day with a green waste storage area.


RECYCLING/WASTE DIVERSION

     The Company operates four recycling facilities in California, one each in Redondo Beach, Chino, Carson, and San Jose. Recycling involves the removal of reusable materials from the waste stream for processing and sale for use in various applications. The Company is assisting certain communities, with which it has municipal contracts, in implementing recycling programs, and has entered into long-term recycling agreements with several communities in the Company's markets. The Company is also involved in receiving, processing, composting and end-market distribution of green and wood waste material in California and Texas.

OTHER ACTIVITIES

     Western Waste is involved in certain other business activities, relating to waste services, including construction support, earth-moving, excavation contracting, and engineering and consulting services. In addition, in fiscal 1992, 1993 and 1994, the Company was involved in the construction of a new landfill for Nassau County, Florida.


REGULATION

     The Company is currently subject to extensive and evolving federal, state and local environmental, health, and safety laws and regulations. These regulations are administered by the Environmental Protection Agency ("EPA") and various other federal, state and local agencies.

      Collection Services: In the solid waste collection phase, regulation takes such forms as licensing of collection vehicles, vehicle safety requirements, vehicle weight limitation and, in certain localities, limitations on rates, area, time, frequency of collection and transportation of waste to disposal sites. Zoning and land use restrictions are encountered in the solid waste transfer, resource recovery and disposal phases of the Company's business. Air quality and noise pollution regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance, and violators are subject to injunctions or fines, or both. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act are also applicable.

     Landfills: In 1980 the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund" or "CERCLA") was issued. CERCLA addresses problems created by the release of hazardous substances into the environment. CERCLA imposes strict, joint and several liability on the present or former operators of facilities which release hazardous substances into the environment. Waste generators and transporters are also strictly liable. It is possible that the EPA or others could contend that at least some amounts of hazardous substances exist in the Company's operating and closed disposal facilities. If these sites ever experience environmental problems, there can be no assurance that the Company will not face claims resulting in liability.

     In 1991, the EPA issued revisions to Subtitle D of the

Resource Conservation and Recovery Act of 1976 ("RCRA") which regulates the handling, transportation and disposal of waste and requires states to develop programs to ensure the safe disposal of waste. These revisions affected comprehensive solid waste management regulations, including location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, and groundwater monitoring and corrective action standards which were not previously in place or enforced at landfills. The Company believes that all Company landfills meet or exceed compliance with these regulations. In addition, the Company's planned landfill expansions will be engineered to meet or exceed these requirements.

     The Company has periodically undertaken, and may in the future undertake or be required to implement and/or adhere to environmental guidelines at existing facilities, and to add additional monitoring post-closure maintenance or corrective measures at closed waste disposal sites. The Company cannot predict the financial impact, if any, of such matters on the Company's operations.

     During the ordinary course of its landfill operations, the Company is, as are others in the industry, subject to governmental enforcement proceedings and resulting fines or other sanctions from such authorities regarding full compliance with applicable environmental or health or safety regulations. The Company believes that based on the results of management's review of its operations, that it has taken appropriate charges and that expense accruals have been provided by the Company for its share of any of these potential liabilities.

     Transportation Services: The Company's transportation of hazardous waste consists of the hauling of solid material in either individual sealed containers or in specially designed, and licensed bins. The State of California licenses the bins and trailers and the tractors are subject to the Southern California Air Quality Management District's regulations in regard to local enforcement of the Clean Air Act. The Clean Air Act provides for the federal, state, and local regulation of the emission of air pollutants. The Company's transporting operation has not been subject to any requirement of the Clean Air Act other than the required posting by the Southern California Air Quality Management District in regard to smog alert requirements, which is in effect for all of the Company's fleet and most other companies in the same geographical area.

      The Company also engages in the interstate transportation of hazardous and industrial non-hazardous waste. The Company has all of the proper permits to operate in these states.

     Summary: The Company believes that it is currently in substantial compliance with all applicable federal, state and local laws, permits, orders, and regulations. The Company believes that there will probably be increased regulation and legislation related to the waste management industry in the future. The Company attempts to anticipate future regulatory, political and legal developments that might affect its operations and plans accordingly to remain in compliance with the regulatory framework. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations particularly in the event that regulations are applied retroactively.


CORPORATE DEVELOPMENT

     The Company's corporate development program emphasizes the development of a broad range of waste services. These services include collection, recycling, processing, composting, transfer and disposal. This range enables the Company to compete for business and expand current customer relationships.

     Management envisions that this program will result in the expansion of its landfill operations, further penetration of its existing collection markets, and acquisitions which either complement its existing operations or allow it to expand into new geographic markets.

     Waste reduction legislation in California, Florida and Louisiana, and contemplated in other states in which the Company operates, is causing municipalities to rethink their waste programs. The Company views recycling and other municipal waste service reduction programs as the catalyst which will enable the Company to expand its services to communities and customers it currently does not serve and further cement relationships with current customers.

     Management believes that as local governmental budgets face fiscal constraints, an increasing number of municipalities will turn to private sector companies to meet their waste disposal demands. The Company, in an effort to expand its customer base, has therefore focused a significant amount of its marketing efforts on obtaining additional municipal franchises to supplement its existing, approximately 90, franchises.

     The Company's acquisition activity has been focused on collection companies either within or located near current Western Waste operations. The Company has also acquired companies to expand into new markets. Over the past three years, the Company purchased the routes and certain assets of eleven companies, including one in fiscal 1994. The Company plans to increase acquisition activity in fiscal 1995.

BONDING AND INSURANCE

     In order to submit a bid or proposal to a governmental or corporate entity to provide collection, hauling and disposal services, the Company is often required to submit simultaneously a bid bond or a letter of credit and, upon contract award, provide a bond or letter of credit to secure its performance of the contract. Management believes that its current bonding coverage and borrowing capacity are adequate for its present needs.

     The Company has a risk management program whereby it retains the liability, subject to maximum limits, for auto, general liability, employee health and welfare benefits and workers'
compensation.   The Company carries insurance coverage which
management considers sufficient to protect the assets and operations of the Company, including excess umbrella and special hazardous waste transportation coverage.

     Management believes the self insured loss reserves of the Company are adequate. The Company establishes reserves to cover its estimated liabilities for unpaid loss and loss adjustment expenses related to claims reported before the balance sheet date, claims incurred but not yet reported, and the expenses of investigating and adjusting all claims incurred prior to the balance sheet date. All estimated liabilities are net of estimated salvage and subrogation recoveries and net of insurance coverage above self insurance retention levels.

     The Company establishes self insured loss reserves based on estimates of the ultimate cost of claims (including loss adjustment expenses) which have been reported but not fully paid, and of claims which have been incurred but not yet reported. The length of time for which such costs must be estimated varies depending on the coverage involved. Actual claim costs are dependent upon such complex factors as inflation, changes in doctrine of legal liability and size of damage awards. Because of the variables involved, the reserving process results in an estimate rather than an exact calculation of liabilities.

     Liabilities for self insured losses, including loss adjustment expenses, are revalued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other social and economic factors are considered in the valuation process. A provision for inflation in the calculation of future claim costs is implicit since reliance is placed on both actual historical data which reflect past inflation and on factors which are judged to be appropriate additions to or modifiers of past experience such as industry experience. Adjustments to previously estimated liabilities in connection with establishing self insurance reserves are reflected in current operating results in the period in which they are determined.


COMPETITION

     The waste services industry is very competitive and requires substantial labor and capital resources. The Company encounters competition from national, regional and local companies by locality and by type of service. Some national waste services companies are much larger and have greater resources than the Company. The Company also competes with municipalities and industrial facilities which provide their own waste management services. Competition in the Company's markets is based primarily on service, reliability, and price.


EMPLOYEES

     The Company currently employs approximately 1,730 persons, consisting of approximately 90 managers and executives, approximately 1,050 persons employed in collection, transfer, resource recovery and disposal activities, approximately 230 persons employed in equipment repair and maintenance, and approximately 360 persons employed in sales, clerical, data processing and other activities. Approximately 28% of the Company's employees are represented by a union under collective bargaining agreements. The Company did not experience a significant work stoppage in any of the reporting periods covered by this Form 10-K and believes its employee relations are good.



Item 2. Properties.

     The principal fixed assets of the Company consist of vehicles and equipment which include approximately 1,250 collection, recycling, transfer and support vehicles, an estimated 810,000 storage containers, roll-off boxes and recycling bins, and approximately 230 portable and stationary compactors.

     The Company owns approximately 2,720 acres of real property, including approximately 2,470 acres used or being developed as landfills. It leases an additional 90 acres of which 64 acres are for landfill. The total space of all buildings utilized by the Company is approximately 500,000 square feet.

     The Company purchased certain general office facilities in Torrance, California in December 1991. A portion of these facilities is being used for the Company's corporate headquarters. The remaining facilities are currently being leased to outside parties.

     Management believes that the Company's property and equipment are adequate for its present business needs. The Company intends, however, to continue to invest in additional property and equipment for both expansion and replacement of existing assets.



Item 3.  Legal Proceedings.

     On or about October 13, 1993 the Company was served with a class action lawsuit now entitled In re Western Waste Industries Securities Litigation, Case No. CV-93 6126 KN filed in the United States District Court for the Central District of California. The complaint alleges that the Company violated federal securities laws with regard to certain disclosures and representations made by the Company and certain alleged omissions on the part of the Company in connection with merger negotiations between the Company and Browning-Ferris Industries ("BFI"). The plaintiffs allege that they and all other persons or entities that bought the stock of the Company during the period of September 2, 1993 through October 7, 1993 suffered damages as a result of changes in the market price of the Company's common stock. The Company does not believe that it has violated any laws with regard to the BFI matter and intends to vigorously defend the lawsuit.

     On or about August 9, 1994 a complaint was filed in Rancho Disposal Services, Inc., et al. v. Western Waste Industries, et al., San Bernardino Superior Court Case No. SCB 14473. The Complaint seeks damages and an injunction for the alleged violation of California Business and Professions Code Sections 17047, 17200, and 17500 and for intentional interference with existing and prospective economic relations. The complaint alleges that the Company does not hold a validly issued permit to operate within a certain geographic area in the County of San Bernardino and that the Company has engaged in predatory pricing. The complaint also alleges that the Company has violated a San Bernardino County ordinance by engaging in discriminatory and non-uniform pricing of its refuse hauling services. In addition to the injunction, the complaint prays for three times the actual damages incurred by plaintiffs, punitive and exemplary damages in the amount to be proven at the time of trial, reasonable attorneys' fees and costs of suit. The Company believes it has valid defenses to the allegations and intends to vigorously defend the suit. The Company also intends to file a cross-complaint against the plaintiffs for engaging in improper pricing activities.

     In July 1994, the Company reached an agreement to settle the claims asserted against it in a lawsuit captioned County of Los Angeles, et al. v. Browning-Ferris Industries, Inc., et al., Case No. 93-1807-WMS filed in the Los Angeles County Superior Court. The complaint sought indemnification on behalf of the County of Los Angeles for alleged damages resulting from hauling waste from county garbage districts to the Operating Industries Landfill. The settlement was within the range previously accrued. The settlement includes a release by the EPA with regard to the Operating Industries site.

     In addition to the above-described litigation, there are number of claims and suits pending against the Company for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste services business. In the opinion of management, the uninsured liability, if any, under these claims and suits would not materially affect the financial position of the Company.





Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of fiscal 1994, no matter was submitted to a vote of the Company's security holders.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.


     The Company's common stock is traded on the New York Stock Exchange under the symbol "WW". The following table below sets forth by quarter for the last two years the high and low sales prices of the Company's common stock on the New York Stock Exchange.


                                  1993               1994

                              High     Low       High     Low

Quarter ended September 30   12-1/4    9-5/8    22-1/2    9-5/8

Quarter ended December 31    12-3/4    8-3/4    19-3/4   10-3/8

Quarter ended March 31       11-5/8    8-3/4    16-1/2   13-3/8

Quarter ended June 30        12        9        20-1/2   13-5/8


     The Company is limited with respect to the amount of cash dividends which can be paid, by certain terms of its revolving credit agreement.

     No cash dividends have been paid to date by the Company. The current policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company does not anticipate paying dividends in the foreseeable future.

Item  6.  Selected Consolidated Financial Data.

The Selected Consolidated Financial Data presented below should be read in conjunction with the accompanying Consolidated Financial Statements of Western Waste Industries and the
related notes thereto and "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations."

                         Western Waste Industries
         Consolidated Five-Year Summary of Selected Financial Data
          (In thousands, except for employee and per share data)

                                                     Year Ended June 30,
OPERATING RESULTS                     1990       1991       1992       1993      1994
   Revenue                          $172,009   $199,820   $219,376   $231,205  $257,005

   Income (loss) from operations      21,257     22,476     19,083    (14,562)** 26,423

   Interest expense, net              (5,041)    (5,982)   ( 3,379)   ( 2,639)  ( 3,035)

   Other nonoperating
     income/(expense)                 (   62)     1,385    (11,444)*    2,735   (   767)

   Income (loss) before
     income taxes                     16,154     17,879      4,260    (14,466)   22,621

   Net income (loss)                   9,962     11,234      2,370    (10,116)   12,941

   Net income (loss) per
     share - primary                     .78        .81        .17       (.73)      .86

   Average number of
     shares outstanding               12,428     13,854     14,031     13,818    15,048

 No cash dividends have been declared to date.

*Includes a $6,600 writedown related to G.I. Industries and a provision of $4,050 related to a estimated loss on disposal of a division.

**Includes $21,043 of special charges and other charges of: $6,000 related to a estimated loss on a municipal contract, $4,000 related to increased self-insurance loss reserves and $1,000 for other reserves.



OTHER FINANCIAL AND                                     At June 30,
  STATISTICAL DATA                    1990       1991       1992       1993       1994
   Total assets                     $195,652   $225,874   $248,509   $268,386   $284,681

   Property and equipment, net       112,537    127,306    155,316    172,662    185,598

   Total long-term debt               60,197     75,405     90,037     91,618     93,390

   Shareholders' equity              103,470    116,004    122,556    122,421    139,177

   Shareholders' equity per share       8.33       8.37       8.73       8.86       9.25

   Number of employees                 1,550      1,580      1,670      1,610      1,730

The average number of shares outstanding and per share data have been restated to reflect the two-for-one stock split which occurred in July 1990.

Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


RESULTS OF OPERATIONS

Revenue

     The increases in revenue over the last three fiscal years have resulted from price increases, obtaining additional franchise agreements, expanding the customer base, acquiring certain assets of other waste management businesses and expanding landfill operations.



     Components of the increases in revenue are as follows:


                                             Year Ended June 30,
                                        1992      1993      1994

 Purchased assets . . . . . . . . .     3.7%      2.8%       .2%
 Price and volume changes . . . . .     6.1       2.6      11.0
                                        9.8%      5.4%     11.2%


     The Company's revenue growth was impacted negatively in fiscal 1993 by (i) the reduction in commercial waste volumes due to the economic recession which affected many of its markets, particularly California, (ii) state and local waste minimization requirements, (iii) the emphasis of many commercial collection customers, as a result of the recession, on controlling and reducing operating costs, which leads to downward pressure on pricing, and (iv) the downward pressure on pricing as a result of increased competition.

     The principal factor in the decline of revenue growth in fiscal 1993 was the continuation of the nationwide economic recession, particularly in California. Recent evidence indicates that the economy is recovering from the recession, albeit slowly. This improvement in the economy was a ingredient in the revenue growth realized in fiscal 1994, in conjunction with new operations in San Jose and Sunnyvale, California. It is very difficult to predict the future of the economy and as such, no assurances can be given about future operations, but it is anticipated that as the recession abates, revenue and operating results should continue to improve.


Costs of Operation

     Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, disposal site fees and equipment operating costs, were 75.3% of revenue in fiscal 1992, 81.2% in fiscal 1993 and 74.7% in fiscal 1994. Operating costs increased in fiscal 1993, as a percentage of revenue, due primarily to charges of (i) $6,000,000 related to a estimated loss on a municipal contract, and
(ii) $4,000,000 related to increases in self-insurance reserves. Operating costs decreased in fiscal 1994, as a percentage of revenue, due principally to (i) charges incurred in fiscal 1993 previously noted
(ii) increases in volume at the Companys' landfill operations, including an increase in the volume of out-of-county waste at the Company's El Sobrante California landfill site, which generally have lower operating costs than waste collection operations and (iii) revenue growth resulting from rate increases.

     On June 30, 1992, the Company entered into an agreement with the City of San Jose, to provide refuse and recycling services, for a term of six years, with service beginning July 1, 1993. During the initial months of the contract, it became apparent that the level of services required for the contract and related costs of operation would be greater than originally envisioned. This occurred, in part, by factors outside of the control of the Company. As a consequence, most of the increased cost could not have been anticipated or estimated prior to
the start of the contract.   The Company estimated that it would incur
a loss of $6,000,000 over the life of the contract, in order to satisfy the service requirements of the contract and accordingly accrued that amount in the fourth quarter of fiscal 1993. The balance of this accrual was approximately $3,000,000 as of June 30, 1994. Based upon facts presently known to it, the Company believes that the balance of this accrual is adequate to cover any future losses related to this contract.

     In the fourth quarter of fiscal 1993 the Company performed a detailed analysis, considering the trend of increasing development of known claims, along with the pattern shown by payments made in settlement of self-insured losses. As a result of this analysis, the Company increased its reserve for self-insured losses by $4,000,000. The Company performed a similar analysis in fiscal 1994 and determined that the estimated reserve balances remain adequate. The process of estimating loss reserves is a difficult and complex exercise involving many variables, uncertainties, and subjective judgements, and therefore, there is no assurance that the reserve balance will reduce the possibility of adverse reserve developments in subsequent reporting periods.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses, as a percentage of revenue approximated 16.0% in fiscal 1992 and 1993, and 15.0% in 1994. Selling, general and administrative expenses decreased as a percentage of revenue in fiscal 1994 due primarily to the Company's continuing effort to control costs in conjunction with the revenue growth discussed above. In early fiscal 1994, the Company reviewed its selling, general and administrative expense levels as compared to the industry and subsequently set a goal to reduce these levels below 15%.


Special Charges

     Special charges of $21,043,000 were included in fiscal year 1993's results of operations. The Company re-evaluated its landfill activity in fiscal 1993, focusing on the economic viability of landfill projects under development and closure and post-closure requirements. As a result of revised projections, estimates, and certain regulatory communications on permitting activity in progress, the Company recorded special charges in the third quarter of fiscal 1993 of (i) $10,143,000 related to writeoffs and reserves for certain landfill development projects and (ii) $6,900,000 to establish additional reserves, above those estimated to be required on an ongoing annual basis, for potential future expenditures relating to the long-term requirements for closure/post closure management of certain Company landfills.
Also as a part of the Company's review of facilities and land requirements, the Company recorded a $2,000,000 general reserve for property no longer needed for operations and established a loss reserve of $2,000,000 for other matters. The balance of this accrual was $12,029,000 as of June 30, 1994. Company management believes that the components of this reserve remain adequate as of June 30, 1994.


Interest Expense

     Interest expense decreased $437,000 or 11.2% in fiscal 1993, and then increased $354,000 or 10.2% in fiscal 1994. The decrease in fiscal 1993 was due to lower borrowing rates, partially offset by increased borrowings. The increase in interest expense in fiscal 1994 was due primarily to higher average debt levels as compared to the prior fiscal year. Total debt in fiscal 1994 averaged approximately $93,000,000 as compared to approximately $87,000,000 in fiscal 1993. The Company capitalized interest costs of $1,753,000, $1,151,000 and $953,000 in fiscal 1992, 1993 and 1994, respectively, related to the development of certain landfill and other construction projects.


Non-Operating Income (Expense)

     A writedown of $6,600,000 related to G.I. Industries was included in Other non-operating income (expense) in fiscal 1992. In April of 1992, negotiations with G.I. Industries over the proposed acquisition of that company were terminated. As a result, the Company substantially wrote down its investment in GII to reflect the estimated net realizable value. No material changes to this item have occurred since the reserve was established.

     The Company recorded a gain of $2,800,000 in the third quarter of fiscal 1993 related to the sale of the Company's equity investment in common stock of Best Pak Disposal. This gain is included in Other non-operating income (expense) in fiscal 1993.

     During May of 1992, the Company made the decision to cease operations and sell or otherwise dispose of its truck body manufacturing division, Stagg Equipment Company (Stagg). The decision to dispose of Stagg came after the Company reassessed the division's prospects in light of the continuing economic downturn, which significantly affected anticipated outside demand. In connection with the decision to dispose of Stagg, the Company recorded a fiscal 1992 provision of $4,050,000 to reflect the estimated loss on disposition, including estimated future costs and operating results from Stagg until the completion of the disposal. In November 1993, the Company completed the disposal with the exception of payments to be made on a long-term lease which will expire in November 1995. These payments were provided for in the estimated loss. The balance of the reserve was approximately $1,262,000 as of June 30, 1994.


Income Taxes

     The effective income tax rates for fiscal 1992, 1993, and 1994 were 44%, 30% and 45%, respectively. The effective rates for all years were higher than the statutory federal rate (34% for 1992 and 1993 and 35% for 1994) due primarily to the effect of state income taxes and nondeductible expenses. The effective rate for 1994 reflects a $86,000 reduction related to the recent change in the federal corporate income tax rate from 34% to 35%, retroactive to July 1, 1993 in accordance with the Revenue Reconciliation Act of 1993. In fiscal 1994, the Company recognized a benefit of $414,000 from the adoption of FASB 109. The Company has a net deferred tax asset of $2,372,000 at June 30, 1994, all of which the Company has determined is more likely than not to be realized due to available taxable income in the carryback period.


FINANCIAL CONDITION

Liquidity and Capital Resources

     The solid waste industry is capital intensive. The Company has financed its operations and capital expenditures through cash flow from operations, borrowings and issuances of common stock. Cash provided by operations was $36,242,000 and $35,320,000 in fiscal 1993 and 1994, respectively, while additions to debt provided $13,515,000 and $15,028,000 in those fiscal years, respectively. These funds have been used to purchase property and equipment, to acquire certain assets of other waste services companies, to develop and expand new and existing landfill sites, and to finance the Company's expansion of services.

     The Company's $100 million revolving line of credit ("the agreement"), which currently matures on June 1, 1997, has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to request an extension of the revolving period and the termination date with the approval of its banks. The Company has exercised this option and is currently awaiting the approval of its banks. If this option is approved, the termination date shall be extended to June 1, 1999, the quarterly commitment reduction date shall be extended to March 1, 1997, and the quarterly commitment reduction will be reduced from $16.5 million to $10 million. Thereafter, each extension request shall be for a period of one year.


Working Capital

     At June 30, 1993 and 1994, working capital amounted to $13,261,000 and $20,660,000, respectively. The current ratio was 1.6 to 1 at June 30, 1994 as compared to 1.4 to 1 a year earlier. The increase in the current ratio was due primarily to (i) a decrease of $2,661,000 in the current portion of a contract loss accrual recorded as of June 30, 1993 and (ii) an increase of $7,676,000 in cash and short-term investments. The increase in cash and short-term investments was used principally for certain commitments and debt reduction totaling $7,600,000 which were paid at the beginning of fiscal 1995. Trade receivables represent the largest portion of current assets totaling $24,297,000 and $30,244,000 at June 30, 1993 and 1994, respectively. The increase in trade receivables was due primarily to new operations in San Jose and
Sunnyvale, California.   Days sales in trade receivables were 36 days
for fiscal 1993 and 37 days for fiscal 1994. The allowance for doubtful accounts as a percentage of trade receivables was 5.6% and 5.3% at the end of fiscal 1993 and fiscal 1994, respectively.


Capital Resources

     In December 1992, the Company renegotiated its revolving line of credit thereby increasing the amount available from $80,000,000 to
$100,000,000.   At the Company's option, borrowings under the agreement
bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, (1.25 per cent at June
30, 1994), depending upon certain ratios.   Outstanding borrowings
under the agreement were $82,000,000 at June 30, 1994.

     During the year ended June 30, 1994, the Company made capital additions of approximately $35 million. The Company estimates that capital additions for fiscal 1995 will be approximately $30 million. The Company believes that cash provided by operations, cash available under its revolving credit agreement, lease agreements, and cash from other external sources will be sufficient for its financing needs.

     The following table summarizes the dollar amount of capital asset additions by major category:

                                                   Year ended June 30,
                                            1992           1993          1994

Land                                    $ 5,626,000   $   367,000    $   233,000
Landfill sites                            9,188,000    11,278,000      6,125,000
Building and leasehold improvements       6,528,000     7,202,000      7,098,000
Vehicles                                  8,497,000    15,640,000     14,743,000
Containers and other                     13,833,000     9,230,000      7,257,000

                                        $43,672,000   $43,717,000    $35,456,000


Inflation

     Inflation has had a minimal impact on the Company's operations for the periods referred to above as most of the Company's collection operations are under contracts that provide for rate adjustments based upon increases in the consumer price index. These contracts reduce the Company's vulnerability to inflation. However, in the case of rapid changes in certain costs, such as fuel and disposal costs, rate increases may lag behind cost increases.



Environmental Matters

     Closure and post-closure costs are accrued and charged to cost of operations over the estimated useful lives of such facilities. These accruals are based on estimates from management reviews performed periodically. The closure and post-closure requirements for the Company's municipal solid waste landfills are established by Subtitle
D or the applicable states' adopted and EPA approved Subtitle D implementation plan. In performing the review for each facility, the Company analyzes actual costs incurred versus total estimated costs, updates prior cost estimates to reflect current regulatory requirement, and considers requirements of proposed regulatory changes.

     Closure and post-closure accruals consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

     The Company accounts for closure and post-closure accruals by comparing the total estimated closure and post-closure cost with the existing reserve. The difference is accrued and charged to cost of operations as airspace is consumed.

                   Report of Independent Auditors


Board of Directors and Shareholders
Western Waste Industries

We have audited the accompanying consolidated balance sheets of Western Waste Industries and subsidiaries as of June 30, 1993 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Waste Industries and subsidiaries at June 30, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


As discussed in Note 8 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.



                                              ERNST & YOUNG LLP


August 26,1994

    Western Waste Industries   Consolidated Statement of Operations

                                                         Year Ended June 30,
                                                    1992           1993           1994
    Revenue                                 $219,376,000   $231,205,000   $257,005,000

    Costs and expenses:
      Operating                              165,232,000    187,648,000    192,099,000
      Selling, general and administrative     35,061,000     37,076,000     38,483,000
      Special charges                                  -     21,043,000              -

        Total costs and expenses             200,293,000    245,767,000    230,582,000

          Income (loss) from operations       19,083,000    (14,562,000)    26,423,000

    Nonoperating income (expense):
      Interest income                            538,000        841,000        799,000
      Interest expense                        (3,917,000)    (3,480,000)    (3,834,000)
      Other                                   (7,394,000)     2,735,000     (  767,000)
      Disposal of a division                  (4,050,000)             -              -

        Net nonoperating income (expense)    (14,823,000)        96,000     (3,802,000)

    Income (loss) before income taxes
      and cumulative effect of
      accounting change                        4,260,000    (14,466,000)    22,621,000

    Income taxes (benefit)                     1,890,000     (4,350,000)    10,094,000

    Income (loss) before cumulative
      effect of accounting change              2,370,000    (10,116,000)    12,527,000

    Cumulative effect of accounting change             -              -        414,000

    Net income (loss)                       $  2,370,000   $(10,116,000)  $ 12,941,000

    Earnings (loss) per common share:
      Primary
        Income (loss) before cumulative
          effect of accounting change       $        .17   $       (.73)  $        .83
        Cumulative effect of
          accounting change                            -              -            .03
        Net income (loss)                   $        .17   $       (.73)  $        .86

      Fully Diluted
        Income (loss) before cumulative
          effect of accounting change       $        .17   $       (.73)  $        .80
        Cumulative effect of
          accounting change                            -              -            .03
        Net income (loss)                   $        .17   $       (.73)  $        .83

    The accompanying notes are an integral part of these statements.

Western Waste Industries   Consolidated Balance Sheet




                                                                      June 30,
                                                                      1993           1994
     Assets
     Current assets:
       Cash and short-term investments                        $  2,259,000   $  9,935,000
       Receivables, less allowance of $1,354,000 in 1993
         and $1,611,000 in 1994                                 27,287,000     31,367,000
       Supplies                                                  3,059,000      3,349,000
       Prepaid expenses                                          8,462,000      2,842,000
       Other current assets                                      3,544,000      1,323,000
       Deferred income tax benefit                               4,959,000      5,319,000
          Total current assets                                  49,570,000     54,135,000

     Property and equipment, net                               172,662,000    185,598,000
     Purchased routes, net                                      11,424,000      9,410,000
     Goodwill, net                                              22,556,000     21,818,000
     Other assets                                               12,174,000     13,720,000
                                                              $268,386,000   $284,681,000


     Liabilities and Shareholders' Equity
     Current liabilities:
       Current instalments of long-term debt                  $  1,728,000   $  1,526,000
       Accounts payable                                          8,935,000      8,764,000
       Accrued payroll and related costs                         3,780,000      3,325,000
       Other current liabilities                                21,866,000     19,860,000
          Total current liabilities                             36,309,000     33,475,000

     Long-term debt, excluding current instalments              89,890,000     91,864,000
     Other liabilities                                          18,092,000     17,218,000
     Deferred income taxes                                       1,674,000      2,947,000
     Commitments and contingencies                                      --             --

     Shareholders' equity:
       Preferred stock, no par value; 2,000,000
         shares authorized; none issued or
         outstanding                                                    --             --
       Common stock, no par value; 50,000,000 shares
         authorized; issued and outstanding 13,866,561
         shares in 1993 and 14,333,612 in 1994                  71,844,000     75,659,000
       Retained earnings                                        50,577,000     63,518,000
          Total shareholders' equity                           122,421,000    139,177,000
                                                              $268,386,000   $284,681,000



    The accompanying notes are an integral part of these statements.

Western Waste Industries  Consolidated Statement of Shareholders' Equity



                                             Common Stock            Retained
                                         Shares         Amount       Earnings          Total

    Balance at July 1, 1991          13,476,021    $57,752,000    $58,252,000   $116,004,000

    Stock issued in connection with:

      401(k) plan                        32,663        504,000             --        504,000

      Stock option plans                120,550      1,304,000             --      1,304,000

      Acquisitions                      145,968      2,374,000             --      2,374,000

    Net Income                               --             --      2,370,000      2,370,000

    Balance at June 30, 1992         13,775,202     61,934,000     60,622,000    122,556,000

    Stock issued in connection with:

      401(k) plan                        47,309        506,000             --        506,000

      Stock option plans                 44,050        449,000             --        449,000

      Acquisitions                            -      8,955,000         71,000      9,026,000

    Net Loss                                                --    (10,116,000)   (10,116,000)

    Balance at June 30, 1993         13,866,561     71,844,000     50,577,000    122,421,000

    Stock issued in connection with:

      401(k) plan                        39,441        566,000             --        566,000

      Stock option plans                284,610      4,219,000             --      4,219,000

      Guaranteed value commitments      240,000             --             --             --

    Cancellation of stock               (97,000)      (970,000)            --     (  970,000)

    Net Income                               --             --     12,941,000     12,941,000

    Balance at June 30, 1994         14,333,612    $75,659,000    $63,518,000   $139,177,000


    The accompanying notes are an integral part of these statements.

Western Waste Industries  Consolidated Statement of Cash Flows
                                                                 Year Ended June 30,
                                                             1992          1993           1994
  Operating Activities:
   Net income (loss)                                  $ 2,370,000  $(10,116,000)  $ 12,941,000
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                   17,315,000    18,678,000     22,047,000
       Bad debt expense                                 2,021,000     1,858,000      1,965,000
       Uninsured claims                                 1,325,000     3,723,000      1,728,000
       Employer portion--401(k) contribution              504,000       506,000        566,000
       Deferred income taxes                           (5,616,000)   (8,976,000)     1,327,000
       Loss on municipal contract                               -     6,000,000              -
       Gain on sale of minority investment                      -    (2,829,000)             -
       Cumulative effect of accounting change                   -             -       (414,000)
      (Gain) loss on disposition of assets               (463,000)      157,000      1,164,000
       Loss on disposal of division and other
         writedowns                                    10,650,000             -              -
       Special charges                                          -    21,043,000              -
       Changes in operating assets and liabilities
         net of effects of purchased businesses:
           Increase in receivables                     (4,510,000)   (1,882,000)    (6,045,000)
           Decrease in other assets                     1,645,000     1,891,000      4,979,000
           Increase (decrease) in accounts payable        856,000        48,000       (171,000)
           Increase (decrease) in other liabilities    (1,384,000)    6,141,000     (4,767,000)
           Net cash provided by operating activities   24,713,000    36,242,000     35,320,000

  Investing activities:
   Purchases of property and equipment                (39,543,000)  (35,025,000)   (44,138,000)
   Purchased businesses, net of cash acquired
     and purchase price adjustments                    (4,242,000)       45,000       (155,000)
   Proceeds from sale of equity investment                      -     7,000,000              -
   Proceeds from disposition of assets                  3,743,000       270,000      1,976,000

           Net cash used in investing activities      (40,042,000)  (27,710,000)   (42,317,000)

  Financing activities:
   Proceeds from revolving lines of credit and
     long-term borrowings                              22,098,000    13,515,000     15,028,000
   Principal payments on debt                         (13,718,000)  (20,954,000)   ( 4,574,000)
   Proceeds from sale of stock                          1,304,000       449,000      4,219,000
           Net cash provided (used) by
              financing activities                      9,684,000    (6,990,000)    14,673,000

   Increase (decrease) in cash and short-term
      investments                                      (5,645,000)    1,542,000      7,676,000
  Cash and short-term investments at
   beginning of year                                    6,362,000       717,000      2,259,000
   Cash and short-term investments
     at end of year                                   $   717,000   $ 2,259,000    $ 9,935,000

    The accompanying notes are an integral part of these statements.

Western Waste Industries  Notes to Consolidated Financial Statements

Western Waste Industries is a integrated solid waste services company, providing collection, recycling, composting and disposal services for commercial, industrial and residential customers. The Company operates as a single business segment.

Note 1  Summary of significant accounting policies:

Principles of consolidation-The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and short term investments-Short term investments generally consist of highly liquid investments with a maturity of three months or less.

Property and equipment-Property and equipment are recorded at cost. Landfill sites and site improvements are carried at cost and to the extent this exceeds estimated end use realizable value, such excess is amortized over the remaining estimated useful life of the site. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. In fiscal 1993 and 1994, respectively, $1,151,000 and $953,000 of interest
cost was capitalized.   Depreciation and amortization of other property
and equipment are provided for by using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease.

Purchased routes-Purchased routes are amortized on a straight-line basis over the contract periods or estimated service periods, generally 10 years. Accumulated amortization at June 30, 1993 and 1994 was
$15,932,000 and $16,640,000, respectively.

Goodwill-Consideration paid in excess of the fair market value of net assets acquired is recorded as goodwill and is amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 1993 and 1994 was $2,088,000 and $2,794,000, respectively.

Deferred bond issue costs-Expenses related to the issuance of Pollution Control Revenue Bonds and Solid Waste Disposal Revenue Bonds (see Note
7) are included in other assets and are amortized over the life of the bonds using the straight-line method. At June 30, 1993 and 1994, the unamortized portion of deferred bond issue costs amounted to $341,000 and $286,000, respectively.

Closure and post-closure reserves-The Company will have material financial obligations relating to closure and post-closure costs of landfill facilities it operates or for which it is otherwise responsible. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure activities, will approximate $22,760,000. Closure and post-closure accruals consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

     Closure and post-closure costs are accrued and charged to cost of operations over the estimated useful lives of such facilities. These accruals are based on estimates from management reviews performed periodically. The closure and post-closure requirements for the Company's municipal solid waste landfills are established by Subtitle
D or the applicable states' adopted and EPA approved Subtitle D implementation plan. In performing the review for each facility, the Company analyzes actual costs incurred versus total estimated costs, updates prior cost estimates to reflect current regulatory requirement, and considers requirements of proposed regulatory changes.

     The Company accounts for closure and post-closure accruals by comparing the total estimated closure and post-closure cost with the existing reserve. The difference is accrued and charged to cost of operations as airspace is consumed.

     The Company had closure and post-closure reserves as follows:

                                                                 June 30,
                                                                1993          1994
        Current portion included in
          Other Current Liabilities                     $  3,665,000  $  2,019,000
        Non-current portion included in
          Other Liabilities                                5,926,000     5,617,000
                                                        $  9,591,000  $  7,636,000


Marketable Securities-In May 1993, the FASB issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities".
The Statement would require the Company to report its investment in marketable securities (see Note 5) at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. The Company is required to adopt this statement in fiscal 1995 and the effect of this adoption is not anticipated to be material to the financial position or results of operations of the Company.


Note 2  Special Charges

     In fiscal 1993, the Company incurred special charges in the amount of $21,043,000. These charges included principally (i) writeoffs and reserves of $10,143,000 related to certain landfill development projects (ii) a provision of $6,900,000 for additional reserves for potential future expenditures relating to the long-term requirements for closure/post closure management of certain of the Company's landfills and (iii) a general reserve of $4,000,000 for property no longer needed for operations and other matters.



Note 3  Acquisitions/Divestitures:

     The Company purchased the routes and certain other assets of six, four and one company(ies) in 1992, 1993 and 1994, respectively. All of the acquisitions have been accounted for by the purchase method. The results of the acquired operations have been included in the Company's operations since the date of acquisition.

     Total consideration paid for the 1992 acquisitions was $13,676,000, consisting of $4,141,000 cash, $6,252,000 notes payable,
$1,075,000 assumed debt and $2,208,000 in capital stock. In exchange for this consideration, the Company allocated $5,538,000 to tangible assets and purchased routes and the remainder of $8,138,000 was recorded as goodwill.

     Total consideration paid for the 1993 acquisitions was $654,000, consisting of $356,000 cash and of $298,000 notes payable.

     Total consideration paid for the 1994 acquisition was $35,000, paid in cash.

     The Company's financial results for the years ended June 30, 1992, 1993, and 1994 would not be materially different if the results of all acquisitions were included as though the acquisitions occurred at the beginning of each period.

     In October 1990, the Company issued 300,000 shares of its common stock in exchange for all the outstanding capital stock of a waste collection company. This transaction, which was not material to the Company's financial position or results of operations when originally recorded in fiscal 1991, was accounted for as a pooling-of-interests at that time. However, as a result of new information, it was determined in fiscal 1993 that the transaction would have been more properly recorded by using the purchase method. Accordingly, the financial statements for the year ended June 30, 1993 reflect this revision. As the effect was not material, financial statements for prior years were not restated. Total consideration paid for this acquisition was $9,310,000 consisting of 300,000 shares of capital stock at a guaranteed price of $30 per share and $310,000 in assumed debt in excess of assets acquired. In exchange for this consideration, the Company allocated $1,215,000 to purchased routes and $8,095,000 to goodwill. As part of this transaction the Company issued 240,000 shares of common stock in fiscal 1994 as renumeration for a stock price guarantee.

     In April 1992, the Company sold certain assets and routes in California for $1,949,000. The Company recognized a gain of approximately $537,000, which is included in Nonoperating income (expense) - Other in the Consolidated Statement of Operations.

     In February 1993, the Company sold its equity investment in the outstanding common stock of Best Pak Disposal resulting in a gain of $2,800,000. As part of this transaction, the Company received 75,000 shares of common stock of USA Waste, the value of which is included in other current assets. The gain of $2,800,000 was included in nonoperating income (expense)-other in the Consolidated Statement of Operations for the year ended June 30, 1993.

Note 4  Property and equipment:

     Property and equipment is composed of the following:

                                                                 June 30,
                                                                1993          1994
        Land                                            $ 26,834,000  $ 27,271,000
        Landfill sites                                    47,935,000    52,445,000
        Buildings and leasehold improvements              35,642,000    40,080,000
        Vehicles                                          72,172,000    74,854,000
        Equipment and other                               76,842,000    81,800,000
                                                         259,425,000   276,450,000
        Less accumulated depreciation and amortization    86,763,000    90,852,000
                                                        $172,662,000  $185,598,000


Note 5  Other assets:

     Other non-current assets consist of the following:

                                                                   June 30,
                                                                1993         1994
        Marketable securities, at cost                   $ 2,275,000  $ 2,260,000
        Secured note receivable                            2,788,000    3,113,000
        Joint development venture                          2,175,000    3,073,000
        Other                                              4,936,000    5,274,000
                                                         $12,174,000  $13,720,000

     In April 1992, negotiations with GII over the proposed acquisition of that company were terminated. As a result, the Company substantially wrote-down its investment in GII to reflect the estimated net realizable value. Writedowns related to GII totaled $6,600,000, including investments, advances and certain direct acquisition costs. This writedown was included in nonoperating income (expense) - other, in the Consolidated Statement of Operations for the year ended June 30, 1992. In April 1993, the Company received an Order of the Bankruptcy Court allowing the Company to setoff a debt to a GII Industries shareholder in the amount of $2,465,000 against the advances to GII, which were personally guaranteed by this shareholder.

     In fiscal 1992, the Company entered into a joint development arrangement with two other companies, for the purpose of developing a waste-by-rail project called California Inter-Rail. The project is in the preliminary permitting stage and expects to receive solid waste from throughout Southern California. The preliminary permitting cost estimate is approximately $5,000,000 for each member of the joint development team. The Company's investment in this venture totaled
$2,175,000 and $3,073,000 at June 30, 1993 and 1994, respectively.


Note 6  Other current liabilities:

     Other current liabilities consist of the following:
                                                                   June 30,
                                                                1993         1994
        Uninsured claims                                 $ 5,426,000  $ 6,698,000
        Closure and post-closure reserves                  3,665,000    2,019,000
        Reserve for loss on municipal contract             3,161,000      500,000
        Other                                              9,614,000   10,643,000
                                                         $21,866,000  $19,860,000

     The Company has a risk management program whereby it retains the liability, subject to maximum limits, for auto, general liability,
employee health and welfare benefits and workers' compensation.   As
required by law, the Company has pledged certain marketable securities, and has established a letter of credit in the amount of $1,024,000 as of June 30, 1994, to guarantee its workers' compensation obligations in
California.  The Company establishes self insured  losses and loss adjustment expenses based on estimates of the ultimate cost of claims which have been reported but not fully paid, and of claims which have been incurred but not yet reported.  The length of time for which such costs must be estimated varies depending on the coverage involved.
Actual claim costs are dependent upon such complex factors as inflation, changes in doctrine of legal liability and size of damage awards.  Because of the variables involved, the reserving process results in an estimate rather than an exact calculation of liabilities.


The estimated liability for uninsured claims at June 30, 1994, included in other current liabilities and other liabilities, consists of the following:


                                            Current        Long-term       Total
         Liability and property damage     $2,746,000     $2,746,000    $ 5,492,000
         Workers' compensation              2,828,000      2,829,000      5,657,000
         Employee health and welfare        1,124,000              -      1,124,000
                                           $6,698,000     $5,575,000    $12,273,000

     Under its current risk management programs, the Company's maximum liability per occurrence is listed below:


                     Auto and general liability         $100,000
                     Workers' compensation         $ 325,000 - $500,000
                     Employee health and welfare        $ 75,000



Note 7  Long-term debt:

     Long-term debt, which approximates market value, consists of the following:
                                                                   June 30,
                                                                 1993         1994
       Notes payable to banks, unsecured,
        with interest rates at LIBOR plus 1.25%
        (averaging 5.42% at June 30, 1994)                $78,682,000  $82,000,000
       Solid Waste Disposal Revenue Bonds
        with variable interest rates (2.625%
        at June 30, 1994) maturing through 2000             8,200,000    8,200,000
       Pollution Control Revenue Bonds with
        interest rates from 5.4% to 6.0%,
        maturing 1994 to 2000                               1,808,000    1,489,000
       Capitalized lease obligations with imputed
        interest rates up to 15.95%                           738,000      261,000
       Other notes payable, secured and unsecured,
        with interest rates up to 15.95%                    2,190,000    1,440,000
       Total long-term debt                                91,618,000   93,390,000
       Less current instalments                             1,728,000    1,526,000
       Long-term debt, excluding current instalments      $89,890,000  $91,864,000



      Aggregate principal amounts of long-term debt at June 30, 1994, including capital leases, are due as follows:

                                           Year Ended
                                            June 30,
                   1995                   $ 1,526,000
                   1996                    15,610,000
                   1997                    66,469,000
                   1998                     1,293,000
                   1999                       265,000
                   Thereafter               8,227,000
                                          $93,390,000


       The revolving line of credit (the "agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, (1.25 per cent at June 30, 1994), depending upon certain ratios. The agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to request an extension of the revolving period and the termination date with the approval of its banks. The Company has exercised this option and currently is awaiting the approval of its banks. If this option is approved, the termination date shall be extended to June 1, 1999, the quarterly commitment reduction date shall be extended to March 1, 1997, and the quarterly commitment reduction will be reduced from $16.5 million to $10 million. Thereafter, each extension request shall be
for a period of one year.     The agreement requires no compensating
balances. Under the terms of the agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

     At June 30, 1993, obligations related to capital expenditures in the amount of $8,682,000 were classified as long-term debt. Funds available under the revolving line of credit provided management with the ability to refinance this debt, in early 1994, on a long-term basis. The obligations were classified as long-term debt and included in the notes payable to banks classification above.

     Solid Waste Disposal Revenue Bonds issued by the California Pollution Control Financing Authority are secured by a solid waste landfill facility constructed with bond proceeds. The bonds bear interest at a floating rate set weekly until conversion to a fixed rate, at the option of the Company, for the remaining term of the bonds. As of June 30, 1994, the company has not exercised its option of conversion to a fixed rate. The Company also has an option to redeem the bonds prior to maturity at the redemption price ranging from 100% to 103% depending on the redemption date. At June 30, 1994, the Company established in the trustee's favor an irrevocable letter of credit for the principal amount of $8,200,000 plus 123 days accrued interest on the bonds to guarantee repayment.

     Pollution Control Revenue Bonds issued by the California Pollution Control Financing Authority are secured by a solid waste disposal facility constructed with bond proceeds. Revenue from the operation of the solid waste disposal facility is pledged to secure repayment of the bonds. The Company is required to deposit into a Reserve Fund an amount equal to three months' debt service (principal and interest). The Reserve Fund balances at June 30, 1993 and 1994 were $527,000 and $546,000 respectively, and have been deducted from bond principal outstanding. Bond repayment is guaranteed up to a maximum of 80 percent by the Federal Small Business Administration.

     At June 30, 1994, $10,328,000 of long-term debt was collateralized by land, buildings and equipment with a carrying value of $8,965,000. Interest paid during fiscal years 1992, 1993 and 1994 was $5,217,000, $5,010,000, and $4,652,000, respectively.

     The fair value of the Company's long term debt calculated using current rates offered to the Company for debt of the same remaining maturities is not materially different from the amounts included in the Consolidated Balance Sheet.


Note 8  Income taxes:

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the difference between financial reporting and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Taxes previously accrued will be adjusted for changes in tax rates as they become effective as opposed to when the taxes were recorded. The cumulative effect of adopting Statement 109 was a $414,000 benefit to income. As permitted under the new rules, prior year financial statements have not been restated.

     Significant components of deferred tax assets and liabilities, as of June 30, 1994 were as follows:


Deferred tax assets:

  Self insurance                                   $ 4,572,000
  Asset valuation reserves                           4,305,000
  Reserve for landfill related costs                 4,094,000
  Reserve for loss on municipal contract             1,348,000
  Reserve for litigation settlements                 1,013,000
  Reserve for disposal of a division                   581,000
  State taxes                                          595,000
  Other, net                                         1,127,000
    Total deferred tax assets                       17,635,000

Deferred tax liabilities:
  Tax over book depreciation                        11,935,000
  Deferred gain on sale of asset                     1,465,000
  Prepaid expenses                                     490,000
  Other                                              1,373,000
    Total deferred tax liabilities                  15,263,000

Net deferred taxes                                 $ 2,372,000

     Income tax expense (benefit) consists of the following:


                                                        Year Ended June 30,
                                                 1992           1993               1994
                                               Deferred Method         Liability Method
        Current:
          Federal                        $5,588,000      $ 1,441,000        $ 7,085,000
          State                           1,257,000          555,000          1,682,000
                                          6,845,000        1,996,000          8,767,000
        Deferred:
          Federal                        (4,115,000)      (4,891,000)         1,174,000
          State                          (  840,000)      (1,455,000)           153,000
                                         (4,955,000)      (6,346,000)         1,327,000
                                         $1,890,000      $(4,350,000)       $10,094,000


     The provision for deferred taxes consists of the following:
                                                                Year Ended June 30,
                                                                1992               1993
Accelerated depreciation for
 tax purposes                                             $( 628,000)       $ 1,811,000
Write down of investment in GI Industries                 (2,341,000)                --
Change in allowance valuation of properties                       --        (   820,000)
Reserves for landfill related costs                               --        ( 2,992,000)
Reserve for loss on municipal contract                            --        ( 2,460,000)
Reserve for litigation settlements                                --        ( 1,230,000)
Reserve for disposal of a division                        (1,479,000)           666,000
Valuation allowance on fixed assets                       (  600,000)                --
Change in estimated liability for
 uninsured claims                                           (454,000)        (1,753,000)
Change in certain prepaid expenses                           360,000             86,000
Equity investment income                                      49,000         (  260,000)
Other, net                                                   138,000            606,000
                                                         $(4,955,000)       $(6,346,000)


     A reconciliation of income tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before  taxes and reported tax expense is presented below:
                                                     Year Ended June 30,
                                                 1992            1993              1994
Income tax computed at statutory
 federal income tax rate                   $1,448,000    $(4,918,000)       $ 7,918,000
Tax credits, net                             (382,000)            --                 --
State income taxes, net of federal income
  tax benefit                                 275,000       (594,000)         1,193,000
Provision for non-deductible items                 --        764,000            600,000
Amortization and other expenses not
  deductible for tax purposes, net            549,000        398,000            383,000
Income tax expense (benefit) as reported   $1,890,000    $(4,350,000)       $10,094,000
Effective tax rate                              44.4%         (30.1%)             44.6%

     The Company made income tax payments of $5,919,000, $5,014,000, and $5,995,000 during fiscal years 1992, 1993 and 1994, respectively.


     The Company's corporate tax returns are currently being audited by the Internal Revenue Service for fiscal years 1989 through 1993. The
IRS has proposed adjustments for these years, which the Company is vigorously protesting, which neither alone nor together would have a material effect on the Company's financial statements, when resolved.



Note 9  Shareholders' equity:

     Notes receivable of $598,000 and $154,000, due from employees for the purchase of shares of the Company's common stock under stock option plans, have been deducted from shareholders' equity at June 30, 1993 and 1994, respectively.

     During fiscal 1994, the Company accepted as settlement of a receivable, 97,000 shares of common stock valued at $970,000. The shares were canceled and returned to authorized but unissued status.

     The Company issued 240,000 shares of common stock in fiscal 1994 as renumeration for a stock price guarantee related to an acquisition which took place in fiscal 1991 (See Note 3).

     Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options as follows:


                                                       Year Ended June 30,
                                                  1992         1993         1994

     Primary                                14,031,000   13,818,000   15,048,000

     Fully diluted                          14,031,000   13,818,000   15,525,000


     The Company presently maintains three stock option plans affording key employees and directors with the Company the right to purchase shares of its common stock. At June 30, 1994, options were available for future grants only under one of the plans, the Companys 1992 Stock
Option Plan. The options may be designated as incentive or non-qualified in nature, at the discretion of the Compensation Committee of the Board of Directors, though only employees are eligible to receive incentive stock options. The Company has reserved 2,000,000 shares under its Incentive Stock Option Plan (ISOP) and an additional
2,000,000 shares under its Non-Qualified Stock Option Plan. In addition, the 1992 plan provides for the reserve of 2,000,000 shares which are to be designated as either qualified or non-qualified. The plans provide for the granting of options at a purchase price of at least 100% of the fair market value on the date the options are granted. Options are generally exercisable in instalments beginning one year after the grant date.


     Information with respect to options granted under the plans is as follows:

                                                                    Non-qualified
                                                           ISOP          Plan

      Outstanding at July 1, 1992                          992,500     1,367,466

        Issued                                                  --       476,850
        Canceled                                          (174,450)     (168,750)
        Exercised                                         ( 39,050)     (  5,000)

      Outstanding at June 30, 1993                         779,000     1,670,566

        Issued                                                  --       740,400
        Canceled                                          ( 20,561)     ( 48,333)
        Exercised                                         (168,209)     (116,401)

      Outstanding at June 30, 1994                         590,230     2,246,232

      Exercisable at June 30, 1994                         546,406     1,097,792

      Option price range                              $8.00-$11.41  $8.00-$15.13


Note 10  Commitments and other items:

     The Company leases a portion of its equipment and facilities which are classified as operating leases.

     Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases are due at June 30, 1994, as follows:

                                 1995                         $ 5,187,000
                                 1996                           2,188,000
                                 1997                              80,000


     Included above is a lease with the Company's President, which is due to expire in fiscal 1995, for the rental of one of the Company's buildings. The rental rate is, in management's opinion, comparable to that which would have been entered into with independent third parties.

      Rental expense approximated $10,951,000, $11,415,000 and $10,156,000 for the fiscal years ended June 30, 1992, 1993 and 1994, respectively. These amounts include rental payments to the President of approximately $167,000, $172,000 and $161,000 for the fiscal years ended June 30, 1992, 1993 and 1994, respectively.

     The Company has a 401(k) plan which covers all full time salaried and clerical employees not represented by a bargaining agreement. Eligible employees are allowed to contribute up to the maximum allowed by law. At its discretion, the Company can match up to 50% of the amount contributed by employees. The Company's contributions for 1992, 1993, and 1994, represented by issuance of Company common stock, were $504,000 and $506,000, and $566,000, respectively.

     In May 1992, the Company made the decision to cease operations and sell or otherwise dispose of its truck body manufacturing division, Stagg Equipment Company (Stagg). The decision to dispose of Stagg came after the Company reassessed the division's prospects in light of the continuing economic downturn, which significantly affected anticipated outside demand. In connection with the decision to dispose of Stagg, the Company recorded a fiscal 1992 provision of $4,050,000 to reflect the estimated loss on disposition and the estimated future operating results from Stagg until the completion of its disposal. In November 1993, the Company completed the disposal with the exception of payments to be made on a long-term lease which will expire in November 1995.


Note 11  Litigation:

     The Company was served on October 13, 1993 with a class action lawsuit. The complaint alleges that the Company violated federal securities laws with regard to certain disclosures and representations made by the Company and certain alleged omissions on the part of the Company in connection with merger negotiations between the Company and Browning-Ferris Industries ("BFI"). The plaintiffs allege that they and all other persons or entities that bought the stock of the Company during the period of September 2, 1993 through October 7, 1993 suffered damages as a result of changes in the market price of the Company's common stock. The Company does not believe that it has violated any laws with regard to the BFI matter and intends to vigorously defend the lawsuit.

     The Company was served on August 9, 1994 with a complaint filed by certain refuse haulers in San Bernardino County alleging that the Company violated certain California Business and Professions Code Sections and also intentionally interfered with existing and prospective economic relations. The complaint alleges that the Company does not hold a validly issued permit to operate within a certain geographic area in the County of San Bernardino and that the Company has engaged in a course of conduct of predatory pricing. The complaint also alleges that the Company has violated a San Bernardino County ordinance by engaging in discriminatory and non-uniform pricing of its refuse hauling services. In addition to the injunction, the complaint prays for three times the actual damages incurred by plaintiffs, punitive and exemplary damages in the amount to be proven at the time of trial, reasonable attorneys' fees and costs of suit. The Company believes it has valid defenses to the allegations and intends to vigorously defend the suit. The Company also intends to file a cross-complaint against the plaintiffs for engaging in improper pricing activities.

     The Company was named by the County of Los Angeles in regard to an indemnification action by the County for collection of alleged damages resulting from hauling waste from County garbage districts to the Operating Industries Landfill. The Company and some of its prior subsidiaries hauled waste to the Operating Industries site for certain defendant cities and also hauled waste through two defendant county garbage districts in the County of Los Angeles. In July 1994, the Company reached an agreement to settle the claims for the amount of $3,600,000, and received insurance proceeds of $1,200,000 as of June 30, 1994. This amount fell within the range previously accrued. The settlement includes a release by the EPA with regard to the Operating Industries site.

     In addition to the above, there are a number of claims and suits pending against the Company for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. In the opinion of management, the uninsured liability, if any, under the aforementioned claims and suits would not materially affect the financial position of the Company.


Note 12  Loss on Municipal Contract:

     On June 30, 1992, the Company entered into an agreement with the City of San Jose, to provide refuse and recycling services, for a term of six years, with service beginning July 1, 1993. During the initial months of the contract, it became apparent that the level of services required for the contract and related costs of operation would be greater than originally envisioned. This occurred, in part, by factors outside of the control of the Company. As a consequence, most of the increased cost could not have been anticipated or estimated prior to
the start of the contract.   The Company estimated that it would incur
a loss of $6,000,000 over the life of the contract, in order to satisfy the service requirements of the contract and accordingly accrued that amount. The balance of this accrual was approximately $3,000,000 as of June 30, 1994. Based upon facts presently known to it, the Company believes that the balance of this accrual is adequate to cover any future losses related to this contract.

                        UNAUDITED SELECTED QUARTERLY DATA

                        (dollars expressed in thousands,
                            except per share figures)


                             Income (loss)                   Net Income
                                  from           Net         (loss) per
                   Revenue    operations    income (loss)  share (primary)

Fiscal 1993
  First quarter    $ 58,138      $  4,831      $  2,366       $  .17

  Second quarter     57,280         4,511         2,240          .16

  Third quarter      57,067       (17,085)(a)   ( 9,831)        (.71)

  Fourth quarter     58,720       ( 6,819)(b)   ( 4,891)        (.35)

                   $231,205      $(14,562)     $(10,116)      $ (.73)

Fiscal 1994

  First quarter    $ 62,911      $  5,201      $  2,975(c)    $  .21(c)

  Second quarter     63,323         5,906         2,836          .19

  Third quarter      64,949         7,560         3,375          .22

  Fourth quarter     65,822         7,756         3,755          .24

                   $257,005      $ 26,423      $ 12,941       $  .86



(a) Income (Loss) from operations for the third quarter of fiscal 1993 included charges of $21,043 related to landfills, real estate, and other reserves.

(b) Income (Loss) from operations for the fourth quarter of fiscal 1993 includes charges of $6,000 related to a estimated loss on a municipal contract, $4,000 related to increased self-insurance loss reserves, and $1,000 for other reserves.

(c) Net income and net income per share for the first quarter of fiscal 1994 includes a tax benefit of $414 or $.03 per share related to the change in accounting for income taxes.

PART III

     Items 10, 11, 12 and 13 of Part III (except for certain information required with respect to executive officers of the Company which is set forth below) have been omitted from this report, since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year, a proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of this report which will appear in the definitive proxy statement is incorporated by reference into Part III of this report.




     The executive officers of the Company are as follows:

                                        Present Office
              Name          Age         or Position (1)

Kosti Shirvanian (2) (3)    64   Chairman of the Board of
                                  Directors and President



Ramsey DiLibero  (3)        66   Chief Operating Officer, Director




Savey Tufenkian  (2) (3)    65   Executive Vice President,
                                  Secretary and Treasurer;
                                  Director



Lawrence F. McQuaide (3)    46   Executive Vice President,
                                  Finance




 (1) Officers serve at the discretion of the Board of Directors.

 (2) Kosti Shirvanian is the brother of Savey Tufenkian.

 (3) Member, Management Committee. The Committee, composed of certain officers and outside board members, coordinates Company operations.

     Kosti Shirvanian founded the Company in 1955 as a sole proprietorship. He became the Chairman of the Board and President when the Company was incorporated in 1964.

     Ramsey DiLibero joined the Company in 1993 as Chief Operating Officer. Prior to joining the Company Mr. DiLibero served as Chief Operating Officer of CECOS International, Inc. and Chief Executive Officer of Browning-Ferris International, both subsidiaries of Browning-Ferris Industries. Mr. DiLibero also served as Chief Operating Officer of Waste Resources Corporation and SCA Services, Inc.

     Savey Tufenkian helped to establish the Company in 1955 and has served as the Secretary and Treasurer of the Company since its incorporation in 1964. In 1988 she was elected as Executive Vice
President, Secretary and Treasurer.

     Lawrence F. McQuaide, certified public accountant, joined the Company in 1984 as Vice President, Finance. In 1988 he was elected as Executive Vice President, Finance. Prior to joining the Company, Mr. McQuaide was a Senior Manager with Price Waterhouse where he had served for eleven years.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K

    (a)  Financial Statement, Schedules and Exhibits.

        1.  Financial Statement (included in Item 8)
            Reports of Independent Auditors
            Consolidated Balance Sheet - June 30, 1993 and 1994 Consolidated Statement of Operations for the Three Years
             Ended June 30, 1994
            Consolidated Statement of Shareholders' Equity for the
             Three Years Ended June 30, 1994
            Consolidated Statement of Cash Flows for the Three
             Years Ended June 30, 1994
            Notes to Consolidated Financial Statements

        2.  Schedules.

            Schedule II - Amounts Receivable for Related Parties, and
             Underwriters, Promoters, and Employees Other Than Related
             Parties

            Schedule V - Property and Equipment

            Schedule VI - Accumulated Depreciation, Depletion and
             Amortization of Property and Equipment

            Schedule VIII - Valuation and Qualifying Accounts

            Schedule X - Supplementary Income Statement

     All other schedules have been omitted since the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

        3.  Exhibits

               The exhibits to this Report are listed
               in the Exhibit Index elsewhere herein.



    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1994

                                  SCHEDULE II
                           WESTERN WASTE INDUSTRIES

                 AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND
               UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN
                                RELATED PARTIES


                                                        Deductions          Balance at
                           Balance at                          Amounts     end of period
                            beginning               Amounts    written               Not
                            of period   Additions  collected     off     Current   Current
                               (A)

Fiscal year ended
June 30, 1992:
Savey Tufenkian              $216,000               $75,000       --      $141,000    --

Kosti Shirvanian                   --    318,737         --       --       318,737    --


Fiscal year ended
June 30, 1993:

Savey Tufenkian               141,000                 25,000       --       116,000    --

Kosti Shirvanian              318,737    166,550     115,000       --       370,287    --


Fiscal year ended
June 30, 1994:

Savey Tufenkian               116,000                 58,000       --        58,000    --

Kosti Shirvanian              370,287                150,000       --       220,287    --




(A)  Includes balances at the dates persons become reportable.


     The Company has adopted a policy of making interest free loans to employees to exercise stock options.

                                 SCHEDULE V

                           WESTERN WASTE INDUSTRIES
                            PROPERTY AND EQUIPMENT


                       Balance at                    Retirements     Balance at
                        beginning      Additions         and           end of
                        of period       at cost       Transfers        period

Fiscal year ended
  June 30, 1992:

Land                  $ 21,546,000   $  5,626,000   $        --    $ 27,172,000
Landfill sites          38,655,000      9,188,000       782,000      47,061,000
Buildings & leasehold
  improvements          23,119,000      6,528,000      (484,000)     30,131,000
Vehicles                53,615,000      8,497,000     4,500,000      57,612,000
Equipment and other     60,415,000     13,833,000     2,846,000      71,402,000

    Total             $197,350,000   $ 43,672,000   $ 7,644,000    $233,378,000



Fiscal year ended
  June 30, 1993:

Land                  $ 27,172,000   $    367,000   $   705,000    $ 26,834,000
Landfill sites          47,061,000     11,278,000    10,404,000      47,935,000
Buildings & leasehold
  improvements          30,131,000      7,202,000     1,691,000      35,642,000
Vehicles                57,612,000     15,640,000     1,080,000      72,172,000
Equipment and other     71,402,000      9,230,000     3,790,000      76,842,000

    Total             $233,378,000   $ 43,717,000   $17,670,000    $259,425,000


Fiscal year ended
  June 30, 1994:

Land                  $ 26,834,000   $    233,000   $  (204,000)   $ 27,271,000
Landfill sites          47,935,000      6,125,000     1,615,000      52,445,000
Buildings & leasehold
  improvements          35,642,000      7,098,000     2,660,000      40,080,000
Vehicles                72,172,000     14,743,000    12,061,000      74,854,000
Equipment and other     76,842,000      7,257,000     2,299,000      81,800,000

    Total             $259,425,000   $ 35,456,000   $18,431,000    $276,450,000

SCHEDULE VI

                           WESTERN WASTE INDUSTRIES

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT

                                        Additions
                         Balance at     Charged to    Retirements   Balance at
                         beginning      Costs and        and          end of
                         of period      expenses       Transfers      period

Fiscal year ended
  June 30, 1992:
Landfill sites         $ 4,176,000    $ 2,032,000   $   490,000   $ 5,718,000
Buildings & leasehold
  improvements           4,788,000      1,122,000            --     5,910,000
Vehicles                34,690,000      4,519,000     4,026,000    35,183,000
Equipment and other     26,390,000      6,086,000     1,225,000    31,251,000

    Total              $70,044,000    $13,759,000   $ 5,741,000   $78,062,000


Fiscal year ended
  June 30, 1993:

Landfill sites         $ 5,718,000    $ 1,415,000   $    47,000   $ 7,086,000
Buildings & leasehold
  improvements           5,910,000      1,190,000       531,000     6,569,000
Vehicles                35,183,000      5,161,000     2,641,000    37,703,000
Equipment and other     31,251,000      7,453,000     3,299,000    35,405,000

    Total              $78,062,000    $15,219,000   $ 6,518,000   $86,763,000



Fiscal year ended
  June 30, 1994:

Landfill sites         $ 7,086,000    $ 1,940,000   $   732,000   $ 8,294,000
Buildings & leasehold
  improvements           6,569,000      1,651,000       128,000     8,092,000
Vehicles                37,703,000      6,644,000     9,623,000    34,724,000
Equipment and other     35,405,000      8,849,000     4,512,000    39,742,000

    Total              $86,763,000    $19,084,000   $14,995,000   $90,852,000

                               SCHEDULE VIII

                           WESTERN WASTE INDUSTRIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    For the Three Years Ended June 30, 1994


               Balance       Additions      Deductions       Balance
              beginning     Charged to          from          end of
                of year        Expense      Allowances         year

     1992     $1,291,000     $2,021,000     $1,935,000     $1,377,000

     1993      1,377,000      1,858,000      1,881,000      1,354,000

     1994      1,354,000      1,965,000      1,708,000      1,611,000
SCHEDULE X

                           WESTERN WASTE INDUSTRIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION


     During 1992, 1993 and 1994, maintenance and repairs charged to costs and expenses in the Consolidated Statement of Operations were $16,770,000, $18,951,000 and $20,547,000, respectively.

Exhibit Index

         Exhibit
           No.      Description of Exhibit

          3.1       Articles of Incorporation of registrant
                    as presently in effect (Exhibit 3.1 to
                    Form S-1 Registration Statement No. 2-
                    83121 and incorporated herein by
                    reference.)

          3.2       By-laws of registrant as presently in
                    effect (Exhibit 3.2 to Form S-1
                    Registration Statement No. 2-83121 and
                    incorporated herein by reference.)

          4.1       Specimen of Common Stock Certificate
                    (Exhibit 4.1 to Form S-1 Registration
                    Statement No. 2-8131 and incorporated
                    herein by reference.)

         10.1 Twenty-five Year Lease dated May 1, 1968 between Kosti Shirvanian and Marian Shirvanian as lessors and registrants as lessee, as amended March 24, 1983 ("the Lease") (Exhibit 10.1 to Form S-1 Registration Statement No. 2-83121 and incorporated herein by reference.)

         10.2       Second amendment to the Lease.

         10.3       1983 Incentive Stock Option Plan of
                    Western Waste Industries (Exhibit 10.6
                    to Form S-1 Registration Statement No.
                    2-83121 and incorporated herein by
                    reference.)

         10.4       Employee Stock Ownership Plan and
                    Employee Stock Ownership Trust Agreement
                    (Exhibit 10.7 to Form S-1 Registration
                    Statement No. 2-83121 and incorporated
                    herein by reference.)

         10.5 1983 Non-Qualified Stock Option Plan (Exhibit 10.10 to Form 10-K Annual Report of Registrant for the fiscal year ended June 30, 1984 and incorporated herein by reference.)

         10.6       Revolving Credit Agreement dated as of
                    November 19, 1992 among Western Waste
                    Industries, as Borrower and Citicorp,
                    USA, Inc., Bank of America National
                    Trust and Savings Association, ABN AMRO

                    Bank, The Bank of Nova Scotia,  The
                    First National Bank of Boston, and BHF-
                    Bank, as Lenders, and Citicorp USA, Inc.
                    as Agent for Lenders ("the Revolving
                    Credit Agreement").  (Exhibit 10.1 to
                    Form 10-Q for Quarter Ended December 31,
                    1992 and incorporated herein by
                    reference.)

       10.7         First Amendment dated as of June 28,
                    1993 to the Revolving Credit Agreement
                    (Exhibit 10.9 to Form 10-Q for Quarter
                    Ended September 30, 1993 and
                    incorporated herein by reference.)

       10.8 Second Amendment dated as of October 14, 1993 to the Revolving Credit Agreement (Exhibit 10.10 to Form 10-Q for Quarter Ended September 30, 1993 and incorporated herein by reference.)

       10.9 Third Amendment dated as of February 25, 1994 to the Revolving Credit Agreement (Exhibit 10.11 to Form 10-Q for Quarter Ended March 31, 1994 and incorporated herein by reference.)

       10.10        Western Waste Industries 401(k) Savings
                    and Investment Plan.  (Exhibit 10.2 to
                    Form 10-Q for Quarter Plan Ended
                    September 30, 1988 and incorporated
                    herein by reference.)

       10.11        1992 Stock Option Plan, as amended

       10.12        Amendment to Stock Option Plan

       21.1         Subsidiaries of registrant  (Exhibit
                    22.1 to Form 10-K for year ended June
                    30, 1993 and incorporated herein by
                    reference.)

       23.1         Consent of independent auditors.

       99.1 Amendment to 1983 Incentive Stock Option and 1983 Non-qualified Stock Option Plan (undertakings to be incorporated by reference into Form S-8 Registration Statement No. 33-9358.)
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 27th day of September, 1994.


                                     WESTERN WASTE INDUSTRIES


                                     By:  KOSTI SHIRVANIAN
                                       Kosti Shirvanian
                                       Chairman of the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures               Title                         Date


KOSTI SHIRVANIAN          Chairman of the Board
Kosti Shirvanian          of Directors and President
                          (Principal Executive
                          Officer)

RAMSEY G. DILIBERO        Chief Operating Officer and
Ramsey G. DiLibero        Director


LAWRENCE F. MCQUAIDE      Executive Vice President,
Lawrence F. McQuaide      Finance (Principal
                          Financial and Accounting
                          Officer)

SAVEY TUFENKIAN           Executive Vice President,
Savey Tufenkian           Secretary-Treasurer and
                          Director

JOHN W. SIMMONS           Director                           September 27, 1994
John W. Simmons


HARRY S. DERBYSHIRE       Director
Harry S. Derbyshire


DR. A. N. MOSICH          Director
Dr. A. N. Mosich

                                 Exhibit 23.1


                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-70492) pertaining to the Western Waste Industries 1992 Stock Option Plan and in the related Prospectus and in the Registration Statement (Form S-8 No. 33-9358) pertaining to the 1983 Incentive Stock Option Plan and the 1983 Non-Qualified Stock Option Plan of Western Waste Industries and in the related Prospectus of our report dated August 26, 1994, with respect to the consolidated financial statements and schedules of Western Waste Industries included in the Annual Report (Form 10-K) for the year ended June 30, 1994.





                                                    ERNST & YOUNG LLP


September 27, 1994