Form 10-K/A
period 1994-06-30
WESTERN WASTE INDUSTRIES
filed 1994-10-14
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10K/A
                                (Amendment No. 1)

  (Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended June 30, 1994.
                            -------------
                                        OR

  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from . . . . . . . . . to . . . . . . . . . . . .

  Commission file number  0-11264
                          -------

                             WESTERN WASTE INDUSTRIES
              (Exact name of registrant as specified in its charter)

           California                                        95-1946054
           ----------                                        ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        21061 South Western Avenue
          Torrance, California                                  90501
        ---------------------------                           ---------
  (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: (310) 328-0900


        THE PURPOSE OF THIS AMENDMENT IS TO FILE THE FINANCIAL DATA SCHEDULE,
  EXHIBIT 27, FOR FISCAL YEAR ENDED JUNE 30, 1994.

  Total number of pages in this document:  4

  Exhibit Index on page 3.

  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 13th day of October, 1994.

                                       WESTERN WASTE INDUSTRIES




                                       By:  __________________________
                                            Lawrence F. McQuaide
                                            Executive Vice President,
                                            Finance (Principal
                                            Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

  Exhibit                                                               Page
  No.                    Description                                    No.
  --------------------------------------------------------------------------
  27.0      Financial Data Schedule.                                     4