Form 10-K/A
period 1994-06-30
WESTERN WASTE INDUSTRIES
filed 1994-10-28
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-K/A
                             (Amendment No. 2)




(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from . . . . . . to . . . . . . . . . . .


Commission file number 0-11264
                       -------

                          WESTERN WASTE INDUSTRIES
           (Exact name of registrant as specified in its charter)


            California                                    95-1946054
- -------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


      21061 South Western Avenue
        Torrance,  California                                90501
- -------------------------------------                 -------------------
(Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code:  (310) 328-0900



     THE PURPOSE OF THIS AMENDMENT IS TO AMEND THE FOLLOWING ITEMS OF WESTERN WASTE'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 1994:


     PART III
     Item 10 - Directors and Executive Officers
     Item 11 - Executive Compensation
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management
     Item 13 - Certain Relationships and Related Transactions




Total number of pages in this document: 15

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

     DIRECTORS. The following table sets forth the persons who are currently serving on the Company's Board of Directors.


                                                  Served as      Expiration
                      Position and Offices       a Director      of Present
     Name                ith the Company           Since    Age     Term
- -------------------   ----------------------     ---------  ---  ----------
                                  CLASS I
                                  -------
Ramsey G. DiLibero    Chief Operating Officer       1993     66    1995
                      <F1>

John W. Simmons       Director <F1><F2><F3>         1983     76    1995

Savey Tufenkian       Executive Vice President      1964     65    1995
                      and Secretary-Treasurer
                      <F1><F3><F4><F5>

                                 CLASS II
                                 --------
Harry S. Derbyshire   Director <F4>                 1983     69    1994

Dr. A.N. Mosich       Director <F1><F2><F3><F6>     1980     66    1994
                                                    <F5>

Kosti Shirvanian      Chairman of the Board of      1964     64    1994
                      Directors and President
                      <F1><F4><F5>

[FN]
<F1> Member of Management Committee
<F2> Member of Audit Committee
<F3> Member of Compensation Committee
<F4> Member of Nominating Committee
<F5> Kosti Shirvanian and Savey Tufenkian are brother and sister.
<F6> Dr. Mosich served as a director of the Company from 1980 to 1983, when he resigned due to personal business. He was re-elected in September 1984.


Background of Directors
- -----------------------
     Mr. DiLibero served as Vice Chairman of Browning-Ferris International from 1988 until he retired in August 1989. He was the President, Chief Operating Officer and Director for CECOS International, Inc., a wholly owned hazardous waste subsidiary of Browning Ferris Industries, Inc. from 1985 to 1988. Prior to 1985, he served as President and Chief Operating Officer of BFI International and SCA Services, Inc., both of which were engaged in the waste management business. Mr. DiLibero is a member of the Board of Directors of Unitas National Bank in Chambersburg, Pennsylvania.

     Mr. Simmons was elected a director in 1983. He also serves as a director for Jacobs Engineering Group, Inc., an engineering and construction firm and U.G.I. Corporation, a company engaged in the operation of utilities and the distribution of propane. Mr. Simmons retired in 1983 as a Senior Vice President of Atlantic Richfield Company and serves as a consultant to various businesses.

     Ms. Tufenkian has served as Executive Vice President since 1988 and Secretary-Treasurer since the Company's incorporation in 1964. She assisted in the establishment of the Company in 1955.

     Mr. Derbyshire was elected a director in 1983. Since January 1987, he has served as Chairman of the Board of J.C. Carter Company, Inc., a manufacturer of aerospace products. Prior to his retirement in 1985, he was an Executive Vice President of Whittaker Corporation. Mr. Derbyshire also serves as a Director of National Technical Systems, Inc., an operator of high technology testing laboratories.

     Dr. Mosich served as a director from 1980 to 1983. He resigned in 1983 due to personal business and was re-elected a director in September 1984. He was a Professor of Accounting at the University of Southern California. He retired in 1993. Dr. Mosich is also an author, consultant and lecturer.

     Mr. Shirvanian has served as Chairman of the Board of Directors and President of Western Waste Industries since the Company's incorporation in 1964. He founded the Company in 1955 as a sole proprietorship.




     EXECUTIVE OFFICERS. The following table sets forth the persons who are currently serving as executive officers of the Company:


        Name                      Age        Present Office or Position<F1>
- -------------------------         ---        ------------------------------
Kosti Shirvanian <F2><F3>         64          Chairman of the Board and
                                              President

Ramsey G. DiLibero <F3>           66          Chief Operating Officer

Savey Tufenkian <F2><F3>          65          Executive Vice President and
                                              Secretary-Treasurer

Lawrence F. McQuaide <F3>         46          Executive Vice President,
                                              Finance

[FN]
<F1> Officers serve at the discretion of the Board of Directors.
<F2> Kosti Shirvanian and Savey Tufenkian are brother and sister.
<F3> Member, Management Committee.  The Committee, composed of certain officers and two outside board members, coordinates Company operations.

Background of Executive Officers
- --------------------------------
     Mr. McQuaide joined the Company in 1984, as Vice President, Finance. In 1988, he was elected to serve as Executive Vice President, Finance. Prior to joining the Company, Mr. McQuaide, a Certified Public Accountant, was a Senior Manager with Price Waterhouse, where he had served for eleven years.





Item 11.  Executive Compensation
          ----------------------

                       COMPENSATION COMMITTEE REPORT
                         ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Committee") has set forth below the components of the Company's executive officer compensation programs and has described the basis on which 1994 compensation decisions were made by the Committee with respect to the executive officers of the Company, including the executive officers that are named in the compensation table.

Compensation Philosophy and Objectives
- --------------------------------------
     In creating its compensation programs, the Company followed a philosophy that executive compensation is directly linked to continuous improvements in corporate performance and increases in shareholder value. The following objectives have been utilized by the Committee as guidelines for its compensation decisions:

 - Compensation should be meaningfully related to the value created for shareholders.

 - Compensation programs should support the short and long-term strategic goals and objectives of the Company.

 - Compensation programs should reflect and promote the Company's values, and reward individuals for outstanding contributions to the Company's success.

 - Short and long-term compensation play a critical role in attracting and retaining well qualified executives.


Elements of Compensation Programs
- ---------------------------------
     At least annually, the Committee reviews the Company's executive officer compensation programs to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Company. The three basic components of the program, each of which is intended to serve the overall compensation philosophy, are as follows:

     BASE SALARY - Base salary levels are, in part, established through comparisons with companies of similar size engaged in the same or similar business as that of the Company. Actual salaries are based on individual performance of the executive officer within a salary range reflecting job evaluation and market comparisons. Base salary levels for executive officers are reviewed annually and established within a range deemed by the committee to be reasonable and competitive. The Committee did not recommend any increases in base salary for the executive officers in fiscal 1994.

     ANNUAL INCENTIVES - The Company's executive officers are eligible to participate in an annual incentive compensation program whose awards are based primarily on the attainment of certain operating and individual goals. The objective of this program is to provide competitive levels of compensation in return for the attainment of certain financial objectives that the Committee believes are primary factors in the enhancement of shareholder value. In particular, the program seeks to focus the attention of executive officers toward earnings growth. Bonuses for executive officers of the Company under this program are intended to be consistent with targeted awards of companies of similar size and engaged in the same or similar business as that of the Company. Actual awards are subject to adjustment up or down, at the discretion of the Committee, based on the Company's overall performance. For fiscal 1994, the Compensation Committee awarded bonuses to executive officers based upon the performance measures discussed above. The bonuses are reflective of the Company's overall improvement in earnings and total stockholder returns in fiscal 1994.

     LONG-TERM INCENTIVES - As an important element in retaining and motivating the Company's senior management, the Committee believes that those persons who have substantial responsibility for the management and growth of the Company should be provided with an opportunity to increase their ownership of Company stock. Therefore, executive officers and certain other key employees are eligible to receive stock options from time to time, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The number of stock options granted to executive officers is based on various factors, including the respective scope of accountability, strategic and operational goals and anticipated performance and contributions of the individual executive.
The Board of Directors has adopted an amendment to the Company's 1992 Stock Option Plan (the "Plan") which provides that each nonemployee director shall receive annually on a prescribed date options to purchase 10,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock on the date of grant as reported on the New York Stock Exchange. The amendment to the Plan is subject to shareholder approval. Nonemployee directors shall constitute a committee of disinterested directors to administer the granting of all other options under the Plan.

         "Compensation", as defined in Section 162(m) of the Internal Revenue Code, as amended (the "Code"), in excess of $1 million per year paid to an executive officer is not deductible by the Company unless such compensation in excess of $1 million per year is payable pursuant to a performance-based plan, approved by the shareholders of the Company. The Compensation Committee is in the process of developing performance goals with respect to compensation exceeding $1 million per year payable to an executive officer.

Compensation for the President and Chief Executive Officer
- ----------------------------------------------------------
     The Committee, in considering the compensation for the President and Chief Executive Officer for fiscal 1994, reviewed his existing compensation arrangements and the performances of both Mr. Shirvanian and the Company. The Committee made the following determinations regarding Mr. Shirvanian's compensation:

 - The Committee determined that Mr. Shirvanian's base salary is at an appropriate level and no adjustment was made.

 - Based upon Mr. Shirvanian's and the Company's fiscal 1994 performance, the Committee awarded a bonus of $150,000 to Mr. Shirvanian.

 - In order to provide a long-term incentive to Mr. Shirvanian, the Committee awarded him options to purchase 300,000 shares of the Company's common stock at fair market value on the date of the grant.


Summary
- -------
     The Committee believes, based upon its review of the Company's compensation programs, that the compensation program for executive officers of the Company is appropriate and competitive with the compensation programs provided by other companies engaged in the waste management business. The Committee also believes that the Company's incentive program provides for awards appropriately related to the Company's and individual performance. The Committee further believes that the stock option program provides opportunities to participants that are consistent with the returns that are generated on behalf of the Company's shareholders.

                           Compensation Committee
                         of the Board of Directors

                         Dr. A.N. Mosich, Chairman
                              John W. Simmons
                              Savey Tufenkian

Executive Compensation
- ----------------------
     The following table sets forth certain information with respect to compensation for services in all capacities paid by the Company for the past three years, to the Chief Executive Officer of the Company at June 30, 1994 and each of the four other most highly compensated executive officers of the Company serving at June 30, 1994, including one individual who ceased to be an executive officer of the Company during fiscal 1994 but whose reportable salary and bonus would have placed him in the group of the four other most highly compensated executive officers of the Company.

                                                    SUMMARY COMPENSATION TABLE
                                                                                Long-Term
                                                                               Compensation
                                                                                  Awards
                                                  Annual Compensation          ------------
                                          -----------------------------------   Securities
                                                                                Underlying
       Name and                                                Other Annual       Options       All Other
   Principal Position            Year    Salary    Bonus<F1>  Compensation<F2>  (Shares)<F3>  Compensation<F4>
- -----------------------          ----    -------   ---------  --------------    ------------  ----------------
Kosti Shirvanian                 1994    $772,800  $150,000       $-0-          300,000          $4,620
 Chairman of the Board           1993     786,800     -0-          -0-          450,000<F5>       4,497
 and President                   1992     781,800     -0-          -0-          300,000<F5>       4,364

Ramsey G. DiLibero               1994     121,600    25,000        -0-           24,000            -0-
 Chief Operating Officer <F6>    1993       -0-       -0-          -0-            -0-              -0-
                                 1992       -0-       -0-          -0-            -0-              -0-

Savey Tufenkian                  1994     187,680    40,000        -0-           50,000           4,497
 Executive Vice President,       1993     204,680     -0-          -0-          137,500           4,721
 Secretary-Treasurer             1992     183,310     -0-          -0-            -0-             4,707

Lawrence F. McQuaide             1994     160,080    12,000        -0-           15,000           6,878
 Executive Vice President,       1993     162,980     -0-          -0-           33,000             812
 Finance                         1992     168,355     -0-          -0-           12,000<F5>       2,391

Richard A. Haft, Jr.             1994     185,894     -0-          -0-           15,000           3,584
 Executive Vice President,       1993     154,960     -0-          -0-           30,000             770
 General Counsel <F7>            1992     154,415     -0-          -0-           10,000<F5>       2,999

<F1> Includes bonus awards earned for performance in the fiscal year noted even though such amounts are payable in subsequent years.

<F2> No perquisites and other benefits exceed the lesser of either
     $50,000 or 10 percent of the total of annual salary and bonuses reported for the named executive officer.

<F3> In September 1992, the Compensation Committee approved the repricing of the options granted on July 1, 1990 and September 6, 1991 to $10 3/8 ($11.41 or 110% for incentive stock options with respect to optionees owning more than 10% of the outstanding shares of the Company's Common Stock), the price of the Common


     Stock last reported by the New York Stock Exchange as of the close of the market on September 10, 1992. As a condition of the repricing, the Committee required that the number of outstanding options held by the optionees be reduced by 25%. The options issued on July 1, 1990 were 75% vested effective July 1, 1993, and had an original exercise price of $19 1/4 ($21.17 or 110% for incentive stock options with respect to optionees owning more than 10% of the outstanding shares of the Company's Common Stock). The options issued on September 6, 1991 were 67% vested effective September 6, 1993, and had an original exercise price of $16 7/8.

<F4> The All Other Compensation column represents the amount of the
     Company's matching contribution with respect to each executive officer under the Company's 401(k) Savings and Investment Plan.

<F5> Stock option grants for fiscal 1991 and 1992 were treated as canceled and reissued in fiscal 1993.  See note <F2>.

<F6> Mr. DiLibero joined the Company in December 1994 as Chief
     Operating Officer.

<F7> Mr. Haft, Executive Vice President, General Counsel, resigned from the Company in March 1994. Included in Mr. Haft's salary above is $78,000 in severance payments made over a period of six months ending September, 1994.

     The following table sets forth certain information with respect to stock options granted to the executive officers named in the Summary Compensation Table during fiscal 1994. The Company does not grant any Stock Appreciation Rights.


                   OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                 Grant Date
                      INDIVIDUAL GRANTS                             Value
- ------------------------------------------------------------     ----------
                                Percentage
                                 of Total
                   Number of     Options
                   Securities   Granted to
                   Underlying   Employees
                    Options         in     Exercise              Grant Date
                    Granted       Fiscal    Price    Expiration   Present
 Name              (Shares)<F1>    1994   (per share)   Date      Value<F2>
- -----------------  -----------    ------  ---------  ---------  -----------
Kosti Shirvanian     300,000      40.5%     $10.00     7/28/03   $2,154,000

Ramsey G. DiLibero    12,000       1.6%      10.00     7/28/03       86,160
                      12,000       1.6%      15.13    12/16/03      130,320

Savey Tufenkian       50,000       6.8%      10.00     7/28/03      359,000

Lawrence F. McQuaide  15,000       2.0%      10.00     7/28/03      107,700

Richard A. Haft, Jr.  15,000       2.0%      10.00     7/28/03      107,700

[FN]
<F1> Stock options granted on July 28, 1993 and December 16, 1993 under the
     Company's 1983 Non-Qualified Stock Option Plan. Options become fully exercisable on July 28, 1996 and December 16, 1996, respectively.

<F2> Based upon the Black-Scholes option valuation model.  The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The valuation model uses certain assumptions. The assumptions used in this valuation were: 7.7% risk-free interest rate, no dividends and a volatility factor of 0.5002.

     The following table sets forth certain information as to each exercise of stock options during the year ended June 30, 1994 by the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:


                                   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND JUNE 30, 1994 OPTION VALUES
                                                      Number of Securities
                                                     Underlying Unexercised
                        Shares                      Options at June 30, 1994          In-the-Money Options
                      Acquired On     Value                 (Shares)                  at June 30, 1994<F1>
    Name               Exercise     Realized<F1>   Exercisable   Unexercisable    Exercisable    Unexercisable
- -----------------     -----------   ------------   -----------   -------------    -----------    -------------
Kosti Shirvanian        -0-           -0-          1,003,000     375,000          $9,772,150     $3,721,850

Ramsey G. DiLibero      -0-           -0-             -0-         24,000              -0-           178,500

Savey Tufenkian        10,000       $ 84,750         171,450     126,050           1,686,550      1,231,900

Lawrence F. McQuaide   22,500        206,200          17,750      30,250             162,400        296,750

Richard A. Haft, Jr.   15,000        115,000          40,000       -0-               390,600          -0-


<F1> Computed based upon the difference between the aggregate fair market value and the aggregate exercise price at the exercise date or fiscal year end as appropriate.


Performance Graph
- -----------------
     The following performance graph compares the performance of the Company's Common Stock to the S & P 500 Index and to the Value Line Environmental Service Index for the Company's last five fiscal years. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at June 30, 1989 and that all dividends were reinvested.



                             June    June    June    June    June    June
                             1989    1990    1991    1992    1993    1994
                             ----    ----    ----    ----    ----    ----
Western Waste Industries     100     188     192     120     106     195

Value Line Index             100     151     120     110     104      94

S&P 500                      100     116     125     142     161     163

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information concerning those shareholders known to the Company to have owned beneficially more than five percent of the Company's outstanding Common Stock as of October 1, 1994. Common Stock is the Company's only voting security.

                                                              Percent of
 Name and Address of                      Number of Shares   Common Stock
 Beneficial Owner                        Beneficially Owned   Outstanding
 --------------------                    ------------------  ------------
 Kosti Shirvanian........................   5,842,472 <F1>       37.5%
  21061 South Western Avenue
  Torrance, California  90501 <F2>

 FMR Corporation.........................   1,690,780 <F3>       11.7%
  82 Devonshire Street
  Boston, Massachusetts 02109

 State of Wisconsin Investment Board.....   1,310,800 <F4>        9.1%
  P.O. Box 7842
  Madison, Wisconsin  53707

[FN]
<F1> Includes options to purchase 1,177,994 shares of the Company's Common
     Stock, exercisable within 60 days.

<F2> Mr. Shirvanian is Chairman of the Board and President of the Company.

<F3> Based upon Form 13G filed with the Securities and Exchange Commission on August 9, 1994.

<F4> Based upon Form 13F filed with the Securities and Exchange Commission on June 30, 1994.

     The following table sets forth, as of October 1, 1994, the amount of the Company's Common Stock beneficially owned by each of its directors and nominees for directors, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information obtained from such persons:


                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                         Sole Voting    Options
                             and      Exercisable    Other     Percent
 Name of Individual       Investment    Within    Beneficial     of
      or Group              Power       60 Days   Ownership<F1> Class
- ----------------------    ---------    ---------   ---------    ------
Kosti Shirvanian <F2>     4,632,100    1,177,994     32,378     37.5%

Ramsey G. DiLibero            -0-          4,000       -0-        *

Savey Tufenkian <F2><F3>    243,500      230,833     51,255      3.6%

Lawrence F. McQuaide          9,400       33,000      1,146       *

Richard A. Haft, Jr.          1,000       27,500      1,200       *

Harry S. Derbyshire          27,000       49,000       -0-        *

Dr. A.N. Mosich              18,000       26,000       -0-        *

John W. Simmons               7,000       50,000       -0-        *

All executive officers and
directors as a group
(8 persons)               4,938,000    1,598,327     85,979     41.4%

*Less than one percent.

[FN]
<F1> Represents shares of Common Stock held in trust by the Company's
     401(k) Savings and Investment Plan.
<F2> Kosti Shirvanian and Savey Tufenkian are brother and sister.
<F3> Does not include stock options exercisable within 60 days held by
     Mr. Ralph Tufenkian, an officer of the Company and Mrs. Tufenkian's husband.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     On May 1, 1968, the Company entered into a 25-year lease with Mr. Shirvanian, for approximately three and one-half acres of land in Carson, California, constituting about one-half of the property utilized by the Company at its Carson facility. The term of the lease has been extended to February 28, 1995. At the end of the lease term the improvements on the land become the property of the lessor. The Company pays insurance, taxes and maintenance on the property. Rent is being paid at the rate of $14,457 per month. This lease rate was determined on the basis of an independent real estate appraisal of the fair market value of the property completed on January 22, 1986, and is adjusted annually based on the Consumer Price Index. The Company believes that the terms of the lease, including the rent, are comparable to those that would have been included in a lease entered into with an independent third party for comparable property.

     During fiscal 1989, the Company adopted a policy of making interest-free short-term loans to officers, directors and key employees to enable them to exercise stock options. During fiscal 1991, Mrs. Tufenkian and Ralph Tufenkian, Vice President, Corporate Projects (Mrs. Tufenkian's husband) received short-term loans of $216,000 in connection with the exercise of stock options. Mrs. Tufenkian and Mr. Tufenkian have repaid $158,000 leaving a balance of $58,000 as of June 30, 1994. During fiscal 1992, Mr. Shirvanian, received a short-term loan of $197,560 in connection with the exercise of stock options and $121,177 for the purchase of a life insurance policy, totalling $318,737. During fiscal 1993, he received an additional loan of $166,550 and repaid $115,000. In fiscal 1994, he repaid $150,000 leaving a balance of $220,287 as of June 30, 1994.

     In order to induce Mr. McQuaide to relocate to Southern California, the Company loaned Mr. McQuaide $80,000 in 1984, payable within ten years, with interest at 8% per annum, to assist him in the purchase of a house. Due to the substantial difference between the housing costs in Southern California and some other parts of the nation, many companies located in Southern California have had to make similar types of arrangements to attract talented personnel from other parts of the country. Mr. McQuaide's current outstanding principal indebtedness under the note is $35,000.

     All transactions between the Company and its officers, directors, employees and shareholders or their affiliates have been, and in the future will be, subject to the approval of a majority of the independent and disinterested members of the Board of Directors.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 28th day of October, 1994.

                                     WESTERN WASTE INDUSTRIES



                                     By: _______________________________
                                         Lawrence F. McQuaide
                                         Executive Vice President,
                                         Finance (Principal Financial
                                         and Accounting Officer)