Form 10-Q
period 1994-09-30
WESTERN WASTE INDUSTRIES
filed 1994-11-14
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1994
                                      ------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------
     Commission File Number:  0-11264
                              -------

                         WESTERN WASTE INDUSTRIES
        (Exact name of registrant as specified in its charter)


        California                                          95-1946054
- - ---------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


           21061 S. WESTERN AVENUE  TORRANCE, CALIFORNIA  90501
- - ---------------------------------------------------------------------------
           (Address of principal executive offices and zip code)


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

Yes   X    No
    -----     -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                     Outstanding as of October 31, 1994
 Common Stock - No par value                 14,430,776

                          Exhibit Index on Page 12

                         WESTERN WASTE INDUSTRIES


                                   INDEX




PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets
            June 30, 1994 - Audited
            September 30, 1994 - Unaudited.....................  3

          Consolidated Statements of Income - Unaudited........  4

          Consolidated Statements of Cash Flows - Unaudited....  5

          Notes to Consolidated Financial Statements -
            Unaudited..........................................  6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations......  8


PART II.  OTHER INFORMATION.................................... 10

          SIGNATURES........................................... 11


EXHIBIT INDEX.................................................. 12

                       PART I.  FINANCIAL INFORMATION
                          WESTERN WASTE INDUSTRIES

CONSOLIDATED BALANCE SHEETS
                                                  June 30,    September 30,
                                                   1994          1994
                                                 --------      --------
                                                              (Unaudited)
                ASSETS                            (dollars in thousands)

Current assets:
  Cash and short-term investments                $  9,935      $  3,447
  Receivables, less allowance of $1,611 in
   June 1994 and $1,662 in September 1994          31,367        33,591
  Supplies                                          3,349         3,291
  Prepaid expenses                                  2,842         3,504
  Other current assets                              1,323         1,436
  Deferred income tax benefit                       5,319         4,306
                                                  -------       -------
     Total current assets                          54,135        49,575

Property and equipment, net                       185,598       186,919
Purchased routes, net                               9,410         8,861
Goodwill, net                                      21,818        21,633
Other assets                                       13,720        14,234
                                                 --------      --------
                                                 $284,681      $281,222
                                                 ========      ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current instalments of long-term debt          $  1,526      $  1,320
  Accounts payable                                  8,764         8,783
  Accrued payroll and related costs                 3,325         3,132
  Other current liabilities                        19,860        17,888
                                                  -------       -------
    Total current liabilities                      33,475        31,123

Long-term debt, excluding current instalments      91,864        85,689
Other liabilities                                  17,218        16,909
Deferred income taxes                               2,947         3,194

Commitments and contingencies                          -             -

Shareholders' equity:
  Preferred stock, no par value; 2,000,000
   shares authorized; none issued or outstanding       -             -
  Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   14,333,612 and 14,405,746 shares respectively   75,659        76,711
  Retained earnings                                63,518        67,596
                                                 --------      --------
     Total shareholders' equity                   139,177       144,307
                                                 --------      --------
                                                 $284,681      $281,222
                                                 ========      ========
 The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

               CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                 Three Months Ended
                                                    September 30,
                                               ----------------------
                                                 1993          1994
                                               --------       -------
                                                (dollars in thousands
                                                  except share data)
Revenue                                         $62,911       $67,147

Costs and expenses:
  Operating                                      48,067        49,144
  Selling, general and administrative             9,643         9,554
                                                -------       -------
     Total costs and expenses                    57,710        58,698
                                                -------       -------
       Income from operations                     5,201         8,449

Nonoperating income (expense):
  Interest expense                               (  890)       (1,138)
  Other                                             189            37
                                                -------       -------
                                                 (  701)       (1,101)
                                                -------       -------
Income before income taxes and
  cumulative effect of accounting change          4,500         7,348

Income taxes                                      1,939         3,270
                                                -------       -------
Income before cumulative effect
  of accounting change                            2,561         4,078

Cumulative effect of accounting change              414            -
                                                -------       -------

Net Income                                      $ 2,975       $ 4,078
                                                =======       =======

Primary earnings per common share:
  Income before cumulative effect of
    accounting change                           $   .18       $   .26
  Cumulative effect of accounting change            .03            -
                                                -------       -------
  Net Income                                    $   .21       $   .26
                                                =======       =======

Fully diluted earnings per common share:
  Income before cumulative effect of
    accounting change                           $   .17       $   .26
  Cumulative effect of accounting change            .03            -
                                                -------       -------
  Net Income                                    $   .20       $   .26
                                                =======       =======
The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                  Three Months Ended
                                                     September 30,
                                                -------       -------
                                                 1993          1994
                                                -------       -------
                                                (dollars in thousands)
Operating Activities:
  Net income                                    $ 2,975       $ 4,078
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               4,989         6,353
      Provision for doubtful accounts               460           357
      Uninsured claims                              336            14
      Employer portion - 401(k) contribution        130           188
      Cumulative effect of accounting change       (414)           -
      Deferred income taxes                       1,114         1,260
     (Gain) loss on disposition of assets          (  3)          196
      Changes in operating assets and
        liabilities, net of effects of
        purchased businesses:
          Increase in receivables                (4,888)       (2,581)
          Decrease (increase) in other assets     1,939        (1,204)
          Increase in accounts payable               54            19
          Decrease in other liabilities          (4,139)       (2,488)
                                                 ------        ------
      Net cash provided by operating activities   2,553         6,192


Investing activities:
  Purchases of property and equipment           (16,907)       (7,356)
  Purchased businesses, net of cash received     (  180)           -
  Proceeds from sale of fixed assets                 20           193
                                                -------       -------
      Net cash used in investing activities     (17,067)       (7,163)

Financing activities:
  Proceeds from revolving lines of credit and
    long-term borrowings                         13,000            -
  Principal payments on borrowings               (  493)       (6,381)
  Proceeds from issuance of stock                   896           864
                                                -------       -------
      Net cash provided (used) by
        financing activities                     13,403        (5,517)
                                                -------       -------
  Decrease in cash and short-term investments    (1,111)       (6,488)

Cash and short-term investments
  at beginning of period                          2,259         9,935
                                                -------       -------
  Cash and short-term investments
    at end of period                            $ 1,148       $ 3,447
                                                =======       =======
The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Basis of presentation:
- - ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made to the interim financial statements were of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.


NOTE 2 - Earnings per share:
- - ---------------------------

     Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.

     The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:

    Quarter ended September 30,         Primary        Fully Diluted
                                        ---------      -------------
    1993                                14,406           14,843
    1994                                15,664           15,664


NOTE 3 - Long-term borrowings:
- - -----------------------------

     The Company's revolving line of credit (the "agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, (1.25 per cent at September 30, 1994), depending upon certain ratios. The agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to request an extension of the revolving period and the termination date with the approval of its banks. The Company has exercised this option and currently is awaiting the approval of its banks. If this option is approved, the termination date shall be extended to June 1, 1999, the quarterly commitment reduction date shall be extended to March 1, 1997, and the quarterly commitment reduction will be reduced from $16.5 million to $10 million. Thereafter, each extension request shall be for a period of one year. The agreement requires no compensating balances. Under the terms of the agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends. Outstanding borrowings under the Company's agreement were $76 million at September 30, 1994. Interest on this debt averaged 5.7% for the three months ended September 30, 1994.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION
- - --------------------

Revenue
- - -------
     Revenue for the first quarter of fiscal 1995 increased $4,236,000 or 7% as compared with the same quarter in fiscal 1994. The increase resulted primarily from price and volume changes.


Operating Expenses
- - ------------------
     Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, fuel costs, disposal site fees and equipment operating costs, increased $1,077,000 or 2% for the current quarter over the comparable period in the prior fiscal year. As a percentage of revenue, these expenses decreased from 76.4% to 73.2% for the quarter, as compared to the same quarter in fiscal 1994. The decrease in operating expenses as a percentage of revenue was due primarily to revenue growth resulting from rate increases in combination with the Company's cost control efforts.


Selling, General and Administrative Expenses
- - --------------------------------------------
     As a percentage of revenue, selling, general and administrative expenses decreased from 15.3% to 14.2% for the quarter, as compared to the same quarter in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenue occurred primarily as a result of revenue growth resulting from rate increases in combination with the Company's cost control efforts. The Company intends to continue to assess the efficiency of selling, general and administrative expenses with the goal of reducing them further as a percent of revenue.


Interest Expense
- - ----------------
     Interest expense increased $248,000 for the first quarter of fiscal 1995, as compared to the same period in the prior fiscal year. The increase was due primarily to higher borrowing rates.


Income Taxes
- - ------------
     The effective tax rate was 44.5% for the first quarter of fiscal 1995, as compared to 43.1% for the same period in the prior fiscal year. The increase in the rate was due primarily to a change in federal income tax rates.

Liquidity and Capital Resources
- - -------------------------------

Working capital -
- - ---------------
     At September 30, 1994, working capital amounted to $18,452,000 compared to $20,660,000 at June 30, 1994. The current ratio was 1.6 at June 30, 1994 and September 30, 1994. The decrease in working capital resulted primarily from reducing borrowings under the Company's unsecured revolving credit agreement by $6,000,000 during the current quarter.

     The Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (1.25% at September 30, 1994), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $76 million at September 30, 1994.

     The Company's debt to equity ratio was .60 to 1.0 at September 30, 1994 and .67 to 1.0 at June 30, 1994.


Capital resources -
- - -----------------
     During the quarter ended September 30, 1994, the Company made capital expenditures of approximately $7.4 million for property and equipment other than that purchased through the acquisition of other companies. The Company estimates that total capital expenditures for fiscal 1995 will be approximately $30 million. The Company believes that cash provided by operations, cash available under its revolving credit agreement and cash from other external sources will be sufficient for its financing needs.


Inflation -
- - ---------
     Generally, inflation has had a minor impact on the Company's operations for the periods referred to above as most of the Company's collection operations are under contracts that provide for rate adjustments based upon increases in the consumer price index. These contracts reduce the Company's vulnerability to inflation. However, in the case of rapid changes in costs such as fuel and disposal costs, rate increases may lag behind cost increases.

                         PART II. OTHER INFORMATION

Items 1 through 5
- - -----------------
Items 1, 2, 4 and 5 are not applicable.

Item 3.   Legal Proceedings.

     On or about October 13, 1993 the Company was served with a class action lawsuit now entitled In re Western Waste Industries Securities Litigation, Case No. CV-93 6126 KN filed in the United States District Court for the Central District of California. The complaint alleges that the Company violated federal securities laws with regard to certain disclosures and representations made by the Company and certain alleged omissions on the part of the Company in connection with merger negotiations between the Company and Browning-Ferris Industries ("BFI"). The plaintiffs allege that they and all other persons or entities that bought the stock of the Company during the period of September 2, 1993 through October 7, 1993 suffered damages as a result of changes in the market price of the Company's common stock. In an order dated October 4, 1994, the Court granted the Company's request for a limitation in the class period, and certified a class of persons who purchased the Company's common stock during the period from October 1, 1993 through October 7, 1993, inclusive. The Court further ordered that plaintiff Neil Haltrecht would be the class representative, and denied class representative status to plaintiffs Isaac Mayer and Croyden Associates. The Company does not believe that it has violated any laws with regard to the BFI matter and intends to vigorously defend the lawsuit.

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



Item 6 - Exhibits and Report on Form 8-K
- - ----------------------------------------
     a.   Exhibits - Exhibit 27, Financial Data Schedule.
     b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended September 30, 1994.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the Chief Financial Officer of the registrant.

                                   WESTERN WASTE INDUSTRIES


                                   By: LAWRENCE F. MCQUAIDE
                                   ----------------------------
                                   LAWRENCE F. MCQUAIDE
                                   EXECUTIVE VICE PRESIDENT,
                                   FINANCE



                                   Date: NOVEMBER 14, 1994
                                   ----------------------------

Exhibit                                                          Page
No.                          Description                          No.
- - -------------------------------------------------------------------------


27               Financial Data Schedule                           13