Form 10-Q
period 1994-12-31
WESTERN WASTE INDUSTRIES
filed 1995-02-13
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 1994
                                           -----------------
                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------
          Commission File Number:  0-11264
                                   -------

                              WESTERN WASTE INDUSTRIES
                (Exact name of registrant as specified in its charter)

             California                                          95-1946054
     -------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


                 21061 S. WESTERN AVENUE  TORRANCE, CALIFORNIA  90501
     -------------------------------------------------------------------------
                (Address of principal executive offices and zip code)


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

     Yes   X    No
         -----     -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class               Outstanding as of January 31, 1995
          ---------------------------     ----------------------------------
          Common Stock - No par value                14,490,019



                               Exhibit Index on Page 13

                              WESTERN WASTE INDUSTRIES


                                        INDEX




     PART I.   FINANCIAL INFORMATION:

               Consolidated Balance Sheets
                 June 30, 1994 - Audited
                 December 31, 1994 - Unaudited . . . . . . . . . . . .  3

               Consolidated Statements of Income - Unaudited . . . . .  4

               Consolidated Statements of Cash Flows -
                 Unaudited . . . . . . . . . . . . . . . . . . . . . .  5

               Notes to Consolidated Financial Statements -
                 Unaudited . . . . . . . . . . . . . . . . . . . . . .  6

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . .  8


     PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 11

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . 12


     EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                            PART I.  FINANCIAL INFORMATION
                               WESTERN WASTE INDUSTRIES
                             CONSOLIDATED BALANCE SHEETS
                                                       June 30,     December 31,
                                                         1994           1994
                                                       --------       --------
                                                                    (Unaudited)
                        ASSETS                          (dollars in thousands)
     Current assets:
       Cash and short-term investments                 $  9,935       $  5,817
       Receivables, less allowance of $1,611 in
         June 1994 and $1,641 in December 1994           31,367         34,447
       Supplies                                           3,349          3,389
       Prepaid expenses                                   2,842          3,475
       Other current assets                               1,323          1,559
       Deferred income tax benefit                        5,319          4,306
                                                        -------        -------
          Total current assets                           54,135         52,993

     Property and equipment, net                        185,598        189,864
     Purchased routes, net                                9,410          8,352
     Goodwill, net                                       21,818         21,447
     Other assets (Note 4)                               13,720         30,751
                                                       --------       --------
                                                       $284,681       $303,407
                                                       ========       ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current instalments of long-term debt           $  1,526       $  1,143
       Accounts payable                                   8,764          8,479
       Accrued payroll and related costs                  3,325          3,249
       Other current liabilities                         19,860         19,120
                                                        -------        -------
         Total current liabilities                       33,475         31,991

     Long-term debt, excluding current instalments
       (Note 3)                                          91,864        101,521
     Other liabilities                                   17,218         17,131
     Deferred income taxes                                2,947          3,398

     Commitments and contingencies                           -              -

     Shareholders' equity:
       Preferred stock, no par value; 2,000,000
         shares authorized; none issued or outstanding       -              -
       Common stock, no par value; 50,000,000
         shares authorized; issued and outstanding
         14,333,612 and 14,485,630 shares respectively   75,659         77,623
       Retained earnings                                 63,518         71,743
                                                       --------       --------
          Total shareholders' equity                    139,177        149,366
                                                       --------       --------
                                                       $284,681       $303,407
                                                       ========       ========
     The accompanying notes are an integral part of these statements.

                               WESTERN WASTE INDUSTRIES

                    CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                   Three Months Ended       Six Months Ended
                                       December 31,            December 31,
                                   ------------------      -------------------
                                     1993        1994        1993        1994
                                    ------      ------      ------      ------
                                      (dollars in thousands except share data)

     Revenue                        $63,323    $67,671     $126,234    $134,818
                                    -------    -------     --------    --------
     Costs and expenses:
        Operating                    47,805     48,226       95,872      97,370
        Selling, general and
           administrative             9,612      9,992       19,255      19,546
                                    -------    -------     --------    --------
         Total costs and expenses    57,417     58,218      115,127     116,916
                                    -------    -------     --------    --------
          Income from operations      5,906      9,453       11,107      17,902

     Nonoperating income (expense):
       Interest expense              (  941)    (1,401)      (1,831)   (  2,539)
       Other                            191       (581)         380        (544)
                                    -------    -------     --------    --------
                                     (  750)    (1,982)      (1,451)    ( 3,083)
                                    -------    -------     --------    --------
     Income before income taxes and
       cumulative effect of
       accounting change              5,156      7,471        9,656      14,819

     Income taxes                     2,320      3,324        4,259       6,594
                                    -------    -------     --------    --------
     Income before cumulative effect
       of accounting change           2,836      4,147        5,397       8,225

     Cumulative effect of
       accounting change                 -          -           414          -
                                    -------    -------     --------    --------
     Net Income                     $ 2,836    $ 4,147     $  5,811    $  8,225
                                    =======    =======     ========    ========

     Primary and fully diluted
      earnings per common share:
       Income before cumulative
        effect of accounting change $   .19    $   .27     $    .37    $    .53
       Cumulative effect of
        accounting change                -          -           .03          -
                                    -------    -------     --------    --------
     Net Income                     $   .19    $   .27     $    .40    $    .53
                                    =======    =======     ========    ========
      The accompanying notes are an integral part of these statements.

                               WESTERN WASTE INDUSTRIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                             Six Months Ended
                                                               December 31,
                                                          -------       -------
                                                             1993          1994
                                                          -------       -------
                                                          (dollars in thousands)

     Operating Activities:
       Net income                                         $ 5,811       $ 8,225
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                   10,364        12,983
           Provision for doubtful accounts                    890           769
           Uninsured claims                                 1,199           557
           Employer portion - 401(k) contribution             233           308
           Cumulative effect of accounting change            (414)           -
           Deferred income taxes                            1,858         1,464
           Loss on disposition of assets                        1         1,084
           Changes in operating assets and liabilities,
             net of effects of purchased businesses:
               Increase in receivables                     (6,051)       (3,849)
               Decrease (increase) in other assets          3,590        (1,851)
               Decrease in accounts payable                (  767)       (  285)
               Decrease in other liabilities               (3,402)       (1,460)
                                                           ------        ------
           Net cash provided by operating activities       13,312        17,945

     Investing activities:
       Purchases of property and equipment                (27,491)      (17,341)
       Proceeds from sale of fixed assets                     176           453
                                                          -------       -------
           Net cash used in investing activities          (27,315)      (16,888)

     Financing activities:
       Proceeds from revolving lines of credit and
         long-term borrowings, net of restricted cash      15,000         7,894
       Principal payments on borrowings                    (  880)      (14,725)
       Proceeds from issuance of stock                      1,283         1,656
                                                          -------       -------
           Net cash provided (used) by
             financing activities                          15,403       ( 5,175)
                                                          -------       -------
       Increase (decrease) in cash and
         short-term investments                             1,400        (4,118)

     Cash and short-term investments
       at beginning of period                               2,259         9,935
                                                          -------       -------
     Cash and short-term investments
         at end of period                                 $ 3,659       $ 5,817
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

          The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:

                                                 1993         1994
                                                ------       ------
     Quarter ended December 31,                 14,857       15,440
     Six months ended December 31,              14,725       15,546


     NOTE 3 - Long-term borrowings:
     -----------------------------
          The Company's revolving line of credit (the "agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate (8.5% at December 31, 1994, no borrowings with this option) and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, depending upon certain ratios (6.69% to 7.06%, including the .75% spread, at December 31, 1994, $68 million in borrowings). The agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has an option to request an extension of the revolving period and the termination date with the approval of its banks. The Company has exercised this option and currently is awaiting the approval of its banks. If this option is approved, the termination date shall be extended to June 1, 1999, the quarterly commitment reduction date shall be extended to March 1, 1997, and the quarterly commitment reduction will be reduced from $16.5 million to $10 million. Thereafter, each extension request shall be for a period of one year. The agreement requires no compensating balances. Under the terms of the agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

          During the second quarter of fiscal 1995 the Company issued, through the California Pollution Control Financing Authority, $24 million of tax exempt bonds (the "bonds") with a term of twelve years. The bonds are subject to a mandatory sinking fund redemption of $4,000,000 each October 1, over the period of 2001 to 2006. The proceeds of the financing are restricted to fund projects, including purchases of equipment, located in California. As part of this financing, the Company established an irrevocable letter of credit for the principal amount of $24 million plus 52 days accrued interest on the bonds to guarantee repayment. The bonds bear interest at a floating rate (4.5% as of December 31, 1994) which is set weekly by a remarketing agent. Simultaneously with the tax exempt bond financing, the Company entered into an interest rate swap agreement with a major bank whereby the Company will pay a fixed rate of 6.29% and the bank will pay the floating rate for a period of five years. (See Note 5)


     NOTE 4 - Other Assets:
     ---------------------
          As of December 31, 1994, the Company had $16.1 million in restricted cash combined with Other Assets on the Consolidated Balance Sheet. This cash, which is related to the California Pollution Control Bonds discussed above, is held in custody by a Trustee and is restricted as to withdrawal or use. The Trustee reimburses the Company for qualified expenditures. As of December 31, 1994, the Company had incurred and paid for qualified expenditures of approximately $8 million (included in Property, Plant and Equipment on the Consolidated Balance Sheet) for which reimbursement had not yet been requested. The Company expects to request and receive reimbursement of this $8 million in the third quarter and the balance of $8.1 million in the fourth quarter. Based upon current cash flow from operations, the receipt of the reimbursement proceeds discussed above, and estimated capital expenditures, the Company intends to reduce revolving credit agreement borrowings by $16.1 million.


     Note 5 - Interest Rate Risk Management:
     --------------------------------------
          The Company has used an interest-rate swap agreement to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest-rate volatility on future operations. Approximately 24% ($24 million) of the Company's outstanding floating rate debt was subject to this interest-rate swap agreement as of December 31, 1994.

          The swap agreement requires the Company to pay a fixed rate to a major bank, and the bank then pays the floating rate. The Company records the fixed rate as interest expense.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATION
     --------------------

     Revenue
     -------
          Revenue for the second quarter and first six months of fiscal 1995 increased $4,348,000 and $8,584,000, or 7%, as compared with the same periods in the prior year. The increase resulted primarily from price and volume changes.


     Operating Expenses
     ------------------
          Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, fuel costs, disposal site fees and equipment operating costs, increased $421,000 and $1,498,000 for the second quarter and first six months of fiscal 1995, respectively, over the comparable periods in the prior fiscal year. As a percentage of revenue, these expenses decreased from 75.5% to 71.3% and from 75.9% to 72.2% for the second quarter and first six months, respectively, of fiscal 1995, as compared to the same periods in fiscal 1994. The decrease in operating expenses as a percentage of revenue was due primarily to revenue growth discussed above in combination with the Company's overall profit improvement efforts.


     Selling, General and Administrative Expenses
     --------------------------------------------
          As a percentage of revenue, selling, general and administrative expenses decreased from 15.2% to 14.8% and from 15.2% to 14.5% for the second quarter and first six months of fiscal 1995, respectively, over comparable periods in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenue occurred primarily as a result of revenue growth discussed above in combination with the Company's concerted effort to improve margins and profit.


     Interest Expense
     ----------------
          Interest expense increased $460,000 and $708,000 for the second quarter and first six months of fiscal 1995, respectively, as compared to the same periods in the prior fiscal year. The increase was due primarily to increases in average borrowing rates. Interest rates on the Company's revolving credit agreement averaged 6.2% for the six months ended
     December 31, 1994 versus 4.8% for same period in the prior fiscal year.


     Income Taxes
     ------------
          The effective tax rates were 44.5% for the second quarter and first six months of fiscal 1995, respectively, as compared to 45.0% and 44.1% for the same periods in the prior fiscal year.

     Liquidity and Capital Resources
     -------------------------------

     Working capital -
     ---------------
          At December 31, 1994, working capital amounted to $21,002,000 compared to $20,660,000 at June 30, 1994. The current ratio was 1.6 at June 30, 1994 and 1.7 at December 31, 1994.

          The Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (.75% at December 31, 1994), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $68 million at December 31, 1994.

          During the second quarter of fiscal 1995 the Company issued, through the California Pollution Control Financing Authority, $24 million of tax exempt bonds (the "bonds") with a term of twelve years. The bonds are subject to mandatory sinking fund redemption of $4,000,000 each October 1, over the period of 2001 through 2006. The proceeds of the financing are restricted to fund projects, including purchases of equipment, located in California. As part of this financing, the Company established an irrevocable letter of credit for the principal amount of $24 million plus 52 days accrued interest on the bonds to guarantee repayment. The bonds bear interest at a floating rate (4.5% as of December 31, 1994) which is set weekly by a remarketing agent.

          Simultaneously, as part of the overall tax exempt bond financing, the Company entered into an interest rate swap agreement with a major bank, with a term of five years. The Company entered into this interest rate swap agreement to modify the interest characteristics of this debt from a floating rate to a fixed rate of 6.29%. The Company's objective with this swap agreement is to minimize the impact of increases in interest-rates over the term of the swap agreement. The Company has entered into only this interest rate swap (See Note 3).

          As of December 31, 1994, the Company had $16.1 million in restricted cash combined with Other Assets on the Consolidated Balance Sheet. This cash, which is related to the California Pollution Control Bonds discussed above, is held in custody by a Trustee and is restricted as to withdrawal or use. The Trustee reimburses the Company for qualified expenditures. As of December 31, 1994, the Company had incurred and paid for qualified expenditures of approximately $8 million (included in Property, Plant and Equipment on the Consolidated Balance Sheet) for which reimbursement had not yet been requested. The Company expects to request and receive reimbursement of this $8 million in the third quarter and the balance of $8.1 million in the fourth quarter. Based upon current cash flow from operations, the receipt of the reimbursement proceeds discussed above, and estimated capital expenditures, the Company intends to reduce revolving credit agreement borrowings by $16.1 million.

          The Company's debt to equity ratio was .69 to 1.0 at December 31, 1994 and .67 to 1.0 at June 30, 1994. If the Company had received the $8 million reimbursement mentioned above, prior to December 31, 1994, and used these proceeds to reduce their revolving credit agreement borrowings, the debt to equity ratio would have been .63 to 1.0.


     Capital resources -
     -----------------
          During the six months ended December 31, 1994, the Company made capital expenditures of approximately $17.3 million for property and equipment. The Company estimates that total capital expenditures for fiscal 1995 will be approximately $30 million. The Company believes that cash provided by operations, cash provided by its $24 million tax-exempt financing and cash available under its revolving credit agreement will be sufficient for its capital expenditure requirements. As part of the Company's renewed acquisition program, several potential acquisitions are being considered. In addition, the Company is exploring various municipal contract opportunities. These acquisitions will be purchased utilizing stock, cash, or debt. The Company believes that cash provided by operations, cash available under its revolving credit agreement, and cash from other external sources will be sufficient for its cash acquisition financing needs.


     Inflation -
     ---------
          Generally, inflation has had a minor impact on the Company's operations for the periods referred to above as most of the Company's collection operations are under contracts that provide for rate adjustments based upon increases in the consumer price index. These contracts reduce the Company's vulnerability to inflation. However, in the case of rapid changes in costs such as fuel and disposal costs, rate increases may lag behind cost increases.

                              PART II. OTHER INFORMATION



     Items 1 through 5
     -----------------

     Items 1, 2, 3, 4 and 5 are not applicable.



     Item 6 - Exhibits and Report on Form 8-K
     ------------------------------------------

     a.   Exhibits -

          Exhibit 10.13, Reimbursement Agreement between Western Waste Industries and California Pollution Control Financing Authority.

          Exhibit 27, Financial Data Schedule.


     b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended December 31, 1994.

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the Chief Financial Officer of the registrant.


                                     WESTERN WASTE INDUSTRIES



                                     By: LAWRENCE F. MCQUAIDE
                                     -------------------------------
                                     LAWRENCE F. MCQUAIDE
                                     EXECUTIVE VICE PRESIDENT,
                                     FINANCE




                                     Date: FEBRUARY 13, 1995
                                     -------------------------------

     Exhibit                                                              Page
     No.                           Description                             No.
     --------------------------------------------------------------------------

     10.13          Reimbursement Agreement between Western
                    Waste Industries and California Pollution
                    Control Financing Authority                            14

     27             Financial Data Schedule                                44

                                     Exhibit 10.13



                                REIMBURSEMENT AGREEMENT


                                     ______________



                                WESTERN WASTE INDUSTRIES


                                          and


                              THE BANK OF CALIFORNIA, N.A.


                                     ______________


                              Dated as of November 1, 1994


                                     ______________


                                      $24,000,000


                    California Pollution Control Financing Authority
                                  Variable Rate Demand
                           Solid Waste Disposal Revenue Bonds
                           (Western Waste Industries Project)
                                      Series 1994A

                                   TABLE OF CONTENTS
                                   _________________
                                                                       Page
                                                                       ----
            REIMBURSEMENT AGREEMENT . . . . . . . . . . . . . . . . . .   1

            RECITALS  . . . . . . . . . . . . . . . . . . . . . . . . .   1

            SECTION 1 DEFINITIONS . . . . . . . . . . . . . . . . . . .   2

                 1.1  CERTAIN DEFINED TERMS.  . . . . . . . . . . . . .   2

            SECTION 2 THE LETTER OF CREDIT  . . . . . . . . . . . . . .   8

                 2.1  ISSUANCE. . . . . . . . . . . . . . . . . . . . .   8
                 2.2  REIMBURSEMENT OBLIGATION  . . . . . . . . . . . .   8
                 2.3  TRANSFER  . . . . . . . . . . . . . . . . . . . .   9
                 2.4  FEES  . . . . . . . . . . . . . . . . . . . . . .   9
                 2.5  REINSTATEMENT.  . . . . . . . . . . . . . . . . .   9

            SECTION 3 PAYMENTS AND COMPUTATIONS . . . . . . . . . . . .   9
                 3.1  PAYMENTS AND COMPUTATIONS . . . . . . . . . . . .   9
                 3.2  NON-BUSINESS DAYS . . . . . . . . . . . . . . . .  10
                 3.3  EVIDENCE OF DEBT. . . . . . . . . . . . . . . . .  10
                 3.4  OBLIGATIONS ABSOLUTE. . . . . . . . . . . . . . .  10
                 3.5  UNIFORM CUSTOMS AND PRACTICE  . . . . . . . . . .  11

            SECTION 4  CONDITIONS PRECEDENT . . . . . . . . . . . . . .  11

                 4.1  THE CREDIT  . . . . . . . . . . . . . . . . . . .  11

            SECTION 5 REPRESENTATIONS AND WARRANTIES  . . . . . . . . .  13

                 5.1  CORPORATE STATUS  . . . . . . . . . . . . . . . .  13
                 5.2  CORPORATE AUTHORITY . . . . . . . . . . . . . . .  13
                 5.3  VALID OBLIGATIONS.  . . . . . . . . . . . . . . .  13
                 5.4  NO GOVERNMENTAL APPROVAL  . . . . . . . . . . . .  14
                 5.5  NO VIOLATIONS.  . . . . . . . . . . . . . . . . .  14
                 5.6  NO LITIGATION.  . . . . . . . . . . . . . . . . .  14
                 5.7  FINANCIAL CONDITION.  . . . . . . . . . . . . . .  14
                 5.8  INFORMATION CORRECT.  . . . . . . . . . . . . . .  14
                 5.9  MODIFICATION OF RELATED DOCUMENTS.  . . . . . . .  15
                 5.10 TAXES.  . . . . . . . . . . . . . . . . . . . . .  15
                 5.11 SUBSIDIARIES. . . . . . . . . . . . . . . . . . .  15
                 5.12 ERISA.  . . . . . . . . . . . . . . . . . . . . .  15
                 5.13 REGULATION U. . . . . . . . . . . . . . . . . . .  15

            SECTION 6 COVENANTS . . . . . . . . . . . . . . . . . . . .  16

                 6.1  FINANCIAL STATEMENTS. . . . . . . . . . . . . . .  16
                 6.2  BOOKS AND RECORDS.  . . . . . . . . . . . . . . .  17
                 6.3  GOVERNMENTAL AUTHORITY. . . . . . . . . . . . . .  18

                 6.4  CORPORATE EXISTENCE.  . . . . . . . . . . . . . .  18
                 6.5  MAINTENANCE OF BUSINESS.  . . . . . . . . . . . .  18
                 6.6  PAYMENT OF TAXES. . . . . . . . . . . . . . . . .  18
                 6.7  INSURANCE.    . . . . . . . . . . . . . . . . . .  18
                 6.8  CORPORATION CREDIT AGREEMENT. . . . . . . . . . .  19
                 6.9  MERGER AND CONSOLIDATION. . . . . . . . . . . . .  19
                 6.10 AMENDMENTS TO AGREEMENTS. . . . . . . . . . . . .  20

            SECTION 7 EVENTS OF DEFAULT . . . . . . . . . . . . . . . .  20

                 7.1  EVENTS OF DEFAULT.  . . . . . . . . . . . . . . .  20
                 7.2  REMEDIES ON DEFAULT.  . . . . . . . . . . . . . .  22

            SECTION 8 MISCELLANEOUS . . . . . . . . . . . . . . . . . .  23

                 8.1  LIABILITY OF BANK.  . . . . . . . . . . . . . . .  23
                 8.2  INDEMNIFICATION.  . . . . . . . . . . . . . . . .  23
                 8.3  NOTICES.  . . . . . . . . . . . . . . . . . . . .  24
                 8.4  NO WAIVER, CUMULATIVE REMEDIES. . . . . . . . . .  24
                 8.5  PAYMENT OF EXPENSES.  . . . . . . . . . . . . . .  25
                 8.6  RIGHT OF SET OFF. . . . . . . . . . . . . . . . .  25
                 8.7  EXTENSION OF THE STATED TERMINATION DATE. . . . .  25
                 8.8  SUCCESSORS AND ASSIGNS. . . . . . . . . . . . . .  26
                 8.9  COUNTERPARTS. . . . . . . . . . . . . . . . . . .  26
                 8.10 SEVERABILITY OF PROVISION.  . . . . . . . . . . .  26
                 8.11 CONSENT TO JURISDICTION.  . . . . . . . . . . . .  26
                 8.12 WAIVER OF JURY TRIAL. . . . . . . . . . . . . . .  26
                 8.13 GOVERNING LAW.  . . . . . . . . . . . . . . . . .  27



            EXHIBIT "A"        AGENCY AGREEMENT
            EXHIBIT "B"        PLEDGE AND SECURITY AGREEMENT
            EXHIBIT "C"        IRREVOCABLE LETTER OF CREDIT
            EXHIBIT "D"        CORPORATION COUNSEL OPINION

            Schedule 1         Subsidiaries

                                REIMBURSEMENT AGREEMENT



                 This REIMBURSEMENT AGREEMENT (this "Agreement") is dated
            as of November 1, 1994 between WESTERN WASTE INDUSTRIES, a California corporation (the "Corporation"), and THE BANK OF CALIFORNIA, N.A. (the "Bank").


                                        RECITALS


                 A. The California Pollution Control Financing Authority (the "Issuer") has agreed to issue its variable rate demand solid waste revenue bonds to finance certain equipment and capital expenditures (more specifically described in the Bond Indenture, hereinafter referred to, as the "Project") of the Corporation located in the State of California, including, but not limited to, the construction of transfer stations and recycling centers, the acquisition costs for certain equipment and to pay the costs of issuance of the Bonds (as hereinafter defined), pursuant to an Indenture dated as of November 1, 1994 (the "Bond Indenture") between the Issuer and The First National Bank of Boston, as trustee (the "Bond Trustee"), of the Issuer's Variable Rate Demand Solid Waste Disposal Revenue Bonds (Western Waste Industries Project) Series 1994A (the "Bonds") in the aggregate principal amount of $24,000,000.

                 B. The Issuer will lend the proceeds of the sale of the Bonds to the Corporation pursuant to a Loan Agreement dated as of November 1, 1994 (the "Loan Agreement").

                 C. The Corporation has requested the Bank to provide the Bank's irrevocable letter of credit in favor of the Bond Trustee in substantially the form of Exhibit "C" hereto (such letter of credit, as amended, and any successor letter of credit being the "Credit") in the amount of $24,410,302 (the "Commitment") of which $24,000,000 supports the payment of principal of the Bonds and $410,302 supports the payment of up to 52 days' interest on the Bonds (computed for purposes of the Commitment on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days at 12% per annum on the principal thereof).

                 In consideration of the premises and in order to induce
            the Bank to issue the Credit, the parties hereto agree as follows:

                                       SECTION 1
                                       ---------
                                      DEFINITIONS
                                      -----------

                 1.1 CERTAIN DEFINED TERMS. Unless otherwise defined herein, capitalized terms used in this Agreement shall have the meanings given to them in the Bond Indenture, in existence and as effective at the Closing Date (as defined below). All accounting terms not otherwise defined shall be construed in accordance with GAAP (as defined below). As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

                      "Affiliate" of any Person means any other Person
                 directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the Controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock by contract or otherwise.

                      "Agency Agreement" means the Agency Agreement
                 executed by the Bank, the Bond Trustee and the Tender Agent substantially in the form of Exhibit "A" hereto.

                      "Agency Fee" means the fee provided for in
                 Section 2.4(c) hereof.

                      "Agreement" means this reimbursement agreement, as it
                 may be amended or modified and in effect from time to time.

                      "Authorized Representative" means the Corporation's
                 president, chief financial officer, chief operating officer or any of its financial vice presidents or any other person designated as an Authorized Representative of the Corporation by a certificate signed by its Secretary or Assistant Secretary and filed with the Bond Trustee or the Bank.

                      "Available Amount" means, as of any date of
                 determination, the sum of (a) the Stated Amount, plus
                 (b) the aggregate amount of Reimbursement Obligations outstanding as of such date.

                      "Availability Fee" means the fee provided for in
                 Section 2.4(a) hereof.

                      "Bank" has the meaning set forth in the first
                 paragraph above.

                      "Base Period Financial Statements" means the
                 consolidated balance sheet of the Corporation and its Subsidiaries at June 30, 1994 and the related consoli-dated statements of operations, changes in equity and changes in financial position for the year then ended, audited by Ernst & Young and delivered to the Bank prior to the Closing Date.

                      "Bond Indenture" has the meaning specified in Recital
                 clause A above.

                      "Bonds" has the meaning specified in Recital clause A
                 above.

                      "Bond Trustee" has the meaning specified in Recital
                 clause A above.

                      "Business Day" means a day other than (i) a Saturday
                 or Sunday, (ii) a day on which commercial banks in New York, New York, or the city or cities in which the Corporate Trust Office of the Trustee or the Tender Agent or the office of the Bank at which demands for payment under the Letter of Credit are to be presented are authorized or required by law to close or (iii) a day on which the New York Stock Exchange is closed.

                      "Closing Date" means the date on which the documents
                 referred to in Section 4.1E shall be furnished to the Bank.

                      "Code" means the Internal Revenue Code of 1986, as
                 amended from time to time.

                      "Commitment" has the meaning specified in Recital
                 clause C above.

                      "Controlled Group" means all members of a controlled
                 group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Corporation or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

                      "Corporation" means Western Waste Industries, a
                 California corporation, and its successors and assigns.

                      "Corporation Credit Agreement" means the Revolving
                 Credit Agreement dated as of November 19, 1992 (the "Citibank Agreement") among the Corporation, several financial institutions party thereto and Citibank USA, Inc., as Agent, as amended to the date hereof and as amended hereafter from time to time. If, at any time, such Citibank Agreement shall terminate, "Corporation Credit Agreement" shall be deemed to refer to any new bank credit agreement to which the Corporation is a party which is substantially similar to the Citibank Agreement and which contains financial covenants similar to Sec-tions 6.01(e), (f), (g), (h), (i) and (j) of the Citibank Agreement and which is not an asset-based financing. If the Citibank Agreement shall terminate and no such substantially similar bank credit agreement shall be entered into by the Corporation, "Corporation Credit Agreement" shall be deemed to refer to the last such agreement in existence, regardless of any subsequent termination.

                      "Credit" has the meaning specified in Recital
                 clause C above.

                      "Default" means any of the events specified in
                 Section 7 hereof, whether or not any requirements for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

                      "Default Drawing" means a Drawing accompanied by a
                 certificate in the form of Annex D to the Credit.

                      "Default Rate" means a fluctuating interest rate
                 equal to 2% per annum above the Prime Rate in effect from time to time.

                      "Drawing" means any presentation to the Bank by the
                 Bond Trustee, or any successor, of a draft and certificate in substantial conformity with the requirements of the Credit.

                      "ERISA" means the Employee Retirement Income Security
                 Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

                      "Event of Default" means any of the events specified
                 in Section 7 hereof, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

                      "Expiration Date" means the date when the Credit
                 expires in accordance with its terms.

                      "Fiscal Quarter" means any quarter in any Fiscal
                 Year.

                      "Fiscal Year" means the period of twelve consecutive
                 months, beginning on July 1 of each calendar year, and ending on the last day of June of such calendar year, or such other twelve month period as may from time to time be designated in writing by an Authorized Representative.

                      "GAAP" means, at any time, generally accepted
                 accounting principles then in effect as consistently applied by the Corporation in the preparation of its financial statements.

                      "Governmental Authority" means any nation or govern-
                 ment, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

                      "Issue Date" means the date on which the Credit is
                 issued and delivered to the Bond Trustee.

                      "Issuer" has the meaning specified in Recital
                 clause A above.

                      "L/C Fee" means the fee provided for Section 2.4(b)
                 hereof.

                      "Lien" means any lien (statutory or other), mortgage,
                 pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

                      "Liquidity Drawing" means a drawing accompanied by a
                 certificate in the form of Annex C to the Credit.

                      "Loan Agreement" has the meaning specified in Recital
                 clause B above.

                      "Loan Documents" means this Agreement, the Credit,
                 the Pledge Agreement, the Agency Agreement and related UCC financing statements.

                      "Moody's" means Moody's Investors Service, a Delaware
                 corporation.

                      "Multiemployer Plan" means a Plan maintained pursuant
                 to a collective bargaining agreement or any other arrangement to which the Corporation or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

                      "Obligations" means all the obligations of the
                 Corporation to the Bank hereunder or under any of the Loan Documents, whether for principal, interest, fees or expenses, including without limitation, the Reimbursement Obligations, the Availability Fee, the Agency Fee and the L/C Fee.

                      "Payment Date" means the date on which a Drawing is
                 honored by the Bank.

                      "PBGC" means the Pension Benefit Guaranty
                 Corporation, or any successor thereto.

                      "Person" means an individual, partnership,
                 corporation, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

                      "Plan" means at any time, an employee pension benefit
                 plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (i) maintained by the Corporation for employees of the Corporation or (ii) maintained pursuant to a collective bargaining agreement or any other arrange-ment under which more than one employer makes contribu-tions and to which the Corporation is then making or accruing an obligation to make contributions, or has within the preceding five Plan years made contributions.

                      "Pledged Bonds" means Bonds held in the name of the
                 Corporation by the Tender Agent pursuant to a Liquidity Drawing and pledged to the Bank pursuant to the Pledge Agreement.

                      "Prime Rate" means a fluctuating rate set by the Bank
                 as its prime rate based upon various factors including general economic and market conditions and is used as a reference point for pricing certain loans and other extensions of credit. The Bank may price its loans or other extensions of credit at, above or below the Prime Rate.

                      "Project" has the meaning set forth in Recital
                 clause A above.

                      "Regulation U" means Regulation U of the Board of
                 Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

                      "Reimbursement Obligation" and "Reimbursement
                 Obligations" have the respective meanings specified in
                 Section 2.2.

                      "Related Documents" means the Bonds, the Bond
                 Indenture, the Loan Agreement, the Underwriting Agreement and the Remarketing Agreement.

                      "Remarketing Agreement" means the Remarketing
                 Agreement dated as of November 1, 1994 between the Corporation and the Underwriter, as remarketing agent, as such Remarketing Agreement may be further supplemented and amended from time to time.

                      "Reportable Event" means a reportable event as
                 defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Single Employer Plan, excluding, however, such events as to which the PBGC by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either
                 Section 4043(a) of ERISA or Section 412(d) of the Code.

                      "Single Employer Plan" means a Plan maintained by the
                 Corporation or any member of the Controlled Group for employees of the Corporation or any member of the Controlled Group.

                      "Standard & Poor's" means Standard & Poor's Ratings
                 Group, a New York corporation.

                      "Stated Amount" means, at any time, the maximum
                 amount available for drawing under the Credit.

                      "Stated Termination Date" means September 30, 1999,
                 as such date may be extended from time to time pursuant to
                 Section 8.7 hereof.

                      "Subsidiary of a Person means (i) any corporation
                 more than 50% of the outstanding securities having ordinary voting power of which at the time shall be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which at the time shall be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean Subsidiary of the Corporation.

                      "Tender Agent" means initially the Bond Trustee and
                 any successor tender agent appointed pursuant to the Indenture.

                      "UCP" has the meaning specified in Section 3.5.

                      "Underwriter" means BA Securities, Inc.

                      "Underwriting Agreement" means the Bond Purchase
                 Contract dated November 14, 1994 among the Treasurer of the State of California, the Issuer, the Corporation and the Underwriter.

                      "Unfunded Liabilities" means the amount (if any) by
                 which the present value of all vested nonforfeitable benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans.


                                       SECTION 2
                                       ---------
                                 THE LETTER OF CREDIT
                                 --------------------

                 2.1 ISSUANCE. Subject to all of the terms and conditions hereof, the Bank agrees to issue to the Bond Trustee the Credit on the Issue Date in the amount of the Commitment and expiring on or before the Stated Termination Date as provided in the Credit.

                 2.2 REIMBURSEMENT OBLIGATION. The Corporation shall reimburse, or cause the Bond Trustee to reimburse, the Bank for the amount paid by the Bank pursuant to each Drawing under the Credit, such reimbursement to be due and payable on the Payment Date for such Drawing (each a "Reimbursement Agreement"). The Corporation agrees to pay to the Bank interest on any Reimbursement Obligation (each a "Reimbursement Obligation") for any Drawing not paid on the Payment Date for such Drawing, from such Payment Date until such Reimbursement Obligation is paid in full, at a fluctuating rate of interest per annum equal to the Default Rate in effect from time to time. Such interest shall be payable on demand of the Bank.

                 2.3 TRANSFER. The Bank agrees to transfer the Credit to any successor Trustee in accordance with, but subject to the conditions of, Paragraph 11 of the Credit.

                 2.4 FEES. (a) AVAILABILITY FEE. The Corporation agrees to pay to the Bank on the Issue Date an availability fee (the "Availability Fee") equal to $25,000.

                      (b) LETTER OF CREDIT FEE. The Corporation agrees to pay to the Bank quarterly in arrears on the day immediately following the last day of each calendar quarter, commencing January 1, 1995, until the Expiration Date, a letter of credit fee (the "L/C Fee") equal to .7% per annum of the Available Amount, determined as of the last day of the calendar quarter then ended. Such fee shall be calculated on the basis of a 360-day year.

                      (c) AGENCY FEE. The Corporation agrees to pay to the Bank on each anniversary of the Issue Date, until the Expiration Date, an agency fee (the "Agency Fee") equal to $5,000.

                 2.5 REINSTATEMENT. If at any time any Pledged Bond or portion thereof shall be remarketed, the Corporation shall cause the Tender Agent, on behalf of the Corporation, to pay to the Bank, in immediately available funds at or before 11:00 a.m. San Francisco time on the date of such remarketing an amount equal to the amount received by the Tender Agent in connection with such remarketing. Such payment shall be accompanied by a certificate, substantially in the form of Annex F to the Credit, completed and signed by the Bond Trustee, and shall be applied by the Bank as reimbursement to the Bank for a Liquidity Drawing or Drawings honored under the Credit (in the order in which such Liquidity Drawings were made) in the manner described above. The Corporation irrevocably authorizes the Bank to rely on the Bond Trustee's certificate and to reinstate the Stated Amount of the Credit in accordance therewith.


                                       SECTION 3
                                       ---------
                               PAYMENTS AND COMPUTATIONS
                               -------------------------

                 3.1 PAYMENTS AND COMPUTATIONS. The Corporation shall make each payment hereunder not later than 12:00 noon
            (San Francisco time) on the day when due in lawful money of the United States of America, to the Bank at its address at 550 South Hope Street, Attention: Hisako Sakamoto, Corporate Banking Operations Department, Los Angeles, California 90071 (or at such other address of the Bank in Los Angeles as the

            Bank may designate to the Corporation) in same day funds. The Corporation authorizes the Bank, if and to the extent payment is not made when due hereunder, to charge from time to time against any or all of the Corporation's accounts with the Bank any amount so due. Computations of interest based on the Prime Rate hereunder shall be made by the Bank on the basis of a year of 360 days for the actual number of days (including the first day but excluding the last day) elapsed. Changes in the rate of interest will take effect simultaneously with each change in the Prime Rate.

                 3.2 NON-BUSINESS DAYS. Whenever any payment to be made hereunder shall be stated to be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fees, as the case may be.

                 3.3 EVIDENCE OF DEBT. The Bank shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Corporation resulting from each Drawing under the Credit and the amounts of principal and interest payable and paid from time to time hereunder. In any legal action or proceeding in respect of this Agreement, the entries made in such account or accounts shall be conclusive evidence, absent manifest error, of the existence and amounts of the obligations of the Corporation therein recorded.

                 3.4 OBLIGATIONS ABSOLUTE. The payment obligations of the Corporation under this Agreement shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including, without limitation, the following circumstances:

                             (i) any lack of validity or enforceability of any of the Loan Documents or Related Documents;

                            (ii) any amendment or waiver of or any consent to or departure from all or any of the Loan Documents or Related Documents;

                           (iii)  the existence of any claim, set-off,
                      defense or other right which the Corporation may have at any time against the Bond Trustee or any other beneficiary, or any transferee, of the Credit (or any Persons for whom the Bond Trustee, any such bene-ficiary or any such transferee may be acting), the Bank, or any other Person whether in connection with this Agreement, the transactions contemplated herein or in the Loan Documents or Related Documents, or any unrelated transaction;

                            (iv)  any statement or any other document
                      presented under the Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                             (v)  payment by the Bank under the Credit
                      against presentation of a draft or certificate which does not strictly comply with the terms of the Credit; or

                            (vi)  any other circumstance or happening
                      whatsoever, whether or not similar to any of the foregoing.

                 3.5 UNIFORM CUSTOMS AND PRACTICE. The Uniform Customs and Practice for Documentary Credits, 1993 Revision, International Chamber of Commerce Publication No. 500 ("UCP"), excluding Subarticle 48(g), shall in all respects be deemed a part of Section 2 and this Section 3 as if incorporated herein and shall apply to the Credit. As to matters not covered by the UCP, and to the extent not inconsistent with the UCP, the Letter of Credit shall be governed by and construed in accordance with the laws of the State of California.


                                       SECTION 4
                                       ---------
                                 CONDITIONS PRECEDENT
                                 --------------------

                 4.1 THE CREDIT. The obligation of the Bank to issue the Credit on the Issue Date is subject to the following conditions precedent:

                      A. The Corporation shall have paid on or before the Issue Date: (1) the Availability Fee; (2) the Agency Fee; and (3) all fees, costs and expenses of Bank then payable.

                      B. The representations and warranties of the Corporation in Section 5 hereof and in each certificate or other writing delivered to Bank pursuant hereto in or prior to the Issue Date shall be correct on and as of the Issue Date.

                      C. No Default or Event of Default shall have occurred and be continuing on the Issue Date or would result from the issuance of the Credit on the Issue Date.

                      D. There shall have been no material adverse change in the business, condition (financial or otherwise), operations or prospects of the Corporation since June 30, 1994.

                      E. The Bank shall have received each of the following in form and substance satisfactory to the Bank:

                           (1) RELATED DOCUMENTS. Executed copies of the Bond Indenture, the Underwriting Agreement, the Loan Agreement and the Remarketing Agreement, certified by a Secretary or Assistant Secretary of the Corporation as true and complete copies as of the Closing Date.

                           (2) LOAN DOCUMENTS. Executed copies of each of the Loan Documents (provided, only one original Letter of Credit shall be executed).

                           (3) INCUMBENCY CERTIFICATE. A certificate of the Secretary or Assistant Secretary of the Corporation setting forth the names and true signa-tures of the Authorized Representatives of the Corporation that are to sign on its behalf each Loan Document to which it is or is to be a party and the other documents delivered or to be delivered by it hereunder (as to which the Bank may conclusively rely until receipt by the Bank of a certificate from the Secretary or Assistant Secretary of the Corporation canceling or amending such authorization).

                           (4) ORGANIC DOCUMENTS. Copies of the Articles of Incorporation and By-Laws of the Corporation, certified as of the Closing Date by a Secretary or Assistant Secretary thereof.

                           (5) GOOD STANDING. A certificate as to status of the Corporation by the Secretary of the State of California.

                           (6) OPINION OF COUNSEL FOR THE CORPORATION. A written opinion of counsel for the Corporation acceptable to the Bank in substantially the form of Exhibit "D" hereto.

                           (7)   RESOLUTION.  A copy of the resolutions
                      adopted by the Board of Directors of the Corporation certified as of the Closing Date by a Secretary or Assistant Secretary of the Corporation, authorizing the execution and delivery of this Agreement and the other Loan Documents, and expressly approving the form and content of the Credit.

                           (8) RATING AGENCY APPROVAL. Evidence of the review and approval by Moody's or Standard & Poor's and the assignment to the Bonds of a rating at least equal to BBB- or Baa3.

                           (9) OPINION OF BOND COUNSEL. A copy of the opinion of Bond Counsel in form and substance satisfactory to the Bank, together with a reliance opinion relating thereto addressed to the Bank.

                           (10) NO DEFAULT CERTIFICATE. A certificate, signed by an Authorized Representative, stating that on the Closing Date no Default or Event of Default has occurred and is continuing.

                           (11) OTHER DOCUMENTS. Such other documents as the Bank or its counsel may have reasonably requested.


                                       SECTION 5
                                       ---------
                            REPRESENTATIONS AND WARRANTIES
                            ------------------------------

                 The Corporation hereby represents and warrants as follows:

                 5.1 CORPORATE STATUS. The Corporation is a corporation incorporated under the laws of the State of California and is in good standing in accordance with the laws of such State and is duly qualified to do business in, and is duly qualified or licensed as a foreign corporation and is in good standing in each other jurisdiction in which its business requires it to be so qualified or licensed except where the failure to be so qualified or licensed does not have a material adverse affect on the business, condition (financial or otherwise), operations or prospects of the Corporation.

                 5.2 CORPORATE AUTHORITY. The execution, delivery and performance by the Corporation of this Agreement and the other Loan Documents, and the performance of the Related Documents to which the Corporation is a party, are within its corporate powers, have been fully authorized by all necessary corporate action, and do not contravene (i) the Articles of Incorporation or By-Laws of the Corporation or (ii) any law or (iii) any contractual or legal restriction binding on or affecting the Corporation.

                 5.3 VALID OBLIGATIONS. This Agreement, the other Loan Documents and the Related Documents to which the Corporation is a party are the legal, valid and binding obligations and agreements of the Corporation enforceable against the Corporation in accordance with their respective terms.

                 5.4 NO GOVERNMENTAL APPROVAL. The execution, delivery and performance of this Agreement and the other Loan Documents and the performance of the Related Documents to which the Corporation is a party, are not subject to the approval or consent of any federal, state or local Governmental Authority, except as may heretofore have been obtained.

                 5.5 NO VIOLATIONS. Neither the execution, delivery and performance of this Agreement nor the other Loan Documents, nor the performance of the Related Documents to which the Corporation is a party, nor the consummation of the trans-actions contemplated hereby or thereby, will result in any violation of the Corporation's Articles of Incorporation or By-Laws now in effect, or result in the breach of any of the terms, conditions or provisions of, or require a consent, approval, authorization or notice under (except as to such consents, approvals, authorizations, or notices that have been received or made, as the case may be), or constitute a default under, or result in the creation or imposition of any lien or encumbrance upon any property or assets of the Corporation pursuant to, any material contract or agreement (other than this Agreement) to which the Corporation is a Party, or by which it may be bound.

                 5.6 NO LITIGATION. Except as disclosed in writing to the Bank, there are no actions, suits or proceedings pending or, to the knowledge of the Corporation, threatened against or affecting the Corporation, before any court or Governmental Authority involving the possibility of any judgment or liability that might result in a material adverse change in the operations, properties, prospects or condition, financial or otherwise, of the Corporation, and the Corporation has no knowledge of any material default with respect to any order of any court or Governmental Authority that might result in any such material adverse change.

                 5.7 FINANCIAL CONDITION. The consolidated financial statement of the Corporation and its Subsidiaries as of June 30, 1994, a copy of which has been delivered to the Bank, has been prepared in accordance with GAAP and fairly present the financial condition of the Corporation as of such date and the results of operations for the period then ended. Since then there has been no material adverse change in the financial condition or operations of the Corporation or its Subsidiaries.

                 5.8 INFORMATION CORRECT. No information, exhibit or report furnished by the Corporation to the Bank in connection with the negotiation of this Agreement contains any material misstatement of facts or omits to state a material fact or any fact necessary to make the statements contained therein not misleading.

                 5.9 MODIFICATION OF RELATED DOCUMENTS. As of the Closing Date, there has been no modification, amendment or supplement to any of the Related Documents or to the Corporation Credit Agreement (except for the First Amendment dated as of June 28, 1993, the Second Amendment dated as of October 14, 1993 and the Third Amendment dated as of February 25, 1994).

                 5.10 TAXES. The Corporation and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Corporation or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided. The United States income tax returns of the Corporation and its Subsidiaries have been audited by the Internal Revenue Service through the fiscal year ended June 30, 1988. No tax liens have been filed and no claims are being asserted with respect to any such taxes which would be material to the condition (financial or otherwise) of the Corporation. The charges, accruals and reserves on the books of the Corporation and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

                 5.11 SUBSIDIARIES. Schedule "1" hereto contains an accurate list of all of the presently existing Subsidiaries of the Corporation, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Corporation or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

                 5.12 ERISA. Except for the Corporation's 401(k) Plan, neither the Corporation nor any member of the Controlled Group maintains any Plan subject to ERISA. Neither the Corporation nor any Subsidiary is a party to any Multiemployer Plan. Neither the Corporation nor any Subsidiary has withdrawn from any Multiemployer Plan.

                 5.13  REGULATION U.  Margin stock (as defined in
            Regulation U) constitutes less than 25% of those assets of the Corporation and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

                                       SECTION 6
                                       ---------
                                       COVENANTS
                                       ---------

                 The Corporation agrees that, until the later to occur of
            the Expiration Date or the full and final payment of the
            Obligations:

                 6.1 FINANCIAL STATEMENTS. The Corporation will deliver to the Bank:

                           A.   As soon as available and in any event
                      within one hundred twenty (120) days after the end of each Fiscal Year of the Corporation, a copy of the annual report for such year for the Corporation, containing financial statements for such year, certified by Ernst & Young (or other nationally recognized certified public accounting firm), prepared in accordance with GAAP, which report shall be unqualified as to scope of audit and going concern;

                           B.   As soon as available and in any event
                      within sixty (60) days after the end of each of the first three quarters of each Fiscal Year of the Corporation, a consolidated balance sheet of the Corporation and its Subsidiaries as of the end of such quarter and statements of income and retained earnings of the Corporation and its Subsidiaries for the period commencing at the end of the previous Fiscal Year and ending with the end of such quarter, certified by the chief financial officer, or another vice president in charge of financial matters of the Corporation;

                           C. Simultaneously with the delivery of each set of financial statements referred to in clause (A) above, a certificate of the chief financial officer or another vice president in charge of financial matters of the Corporation demonstrating in reasonable detail calculations required to establish whether the Corporation was in compliance during and at the end of such year with the requirements of the Corporation Credit Agreement;

                           D. Promptly upon the occurrence of any Default or Event of Default, a certificate of an Authorized Representative of the Corporation setting forth the details thereof and the action which the Corporation is taking or proposes to take with respect thereto;

                           E.   Promptly after the sending or filing
                      thereof, copies of all reports which the Corporation sends to any of its security holders in their capacities as such (other than responses to specific inquiries regarding general information concerning the Corporation), and copies of all reports and registration statements which the Corporation or any Subsidiary files with the Securities and Exchange Commission or any national securities exchange;

                           F. As soon as practicable following receipt thereof, copies of all environmental audits and reports, whether prepared by personnel of the Corporation and its Subsidiaries or agents of or consultants to the Corporation, with respect to an environmental claim that is reasonably likely to have a material adverse effect on the financial condition, prospects or operations of the Corporation and its Subsidiaries; PROVIDED, HOWEVER, that the Corporation need only comply with the provisions of this subpara-graph for so long as similar reports are required to be delivered by the Corporation pursuant to the Corporation Credit Agreement;

                           G. Within 15 days following the execution of a definitive agreement relating thereto, written notice of any acquisition for which the consideration to be paid PLUS the amount of any indebtedness or other liabilities of such acquired Person to be assumed is in excess of $5,000,000; PROVIDED, HOWEVER, that the Corporation need only comply with the provisions of this subparagraph for so long as similar notices are required to be delivered by the Corporation pursuant to the Corporation Credit Agreement;

                           H.   Simultaneously with the delivery to the
                      agent or the lenders under the Corporation Credit Agreement of any financial or other information required to be delivered thereunder, copies of such financial or other information; and

                           I.   From time to time, such additional
                      information regarding the financial position or business operations of the Corporation and its Subsidiaries as the Bank may reasonably request.

                 6.2 BOOKS AND RECORDS. The Corporation will keep accurate books of record and account for itself in which entries will be made in accordance with GAAP consistently applied and, upon request of the Bank, will give any repre-sentative of the Bank access during normal business hours to, and permit such representative to examine, copy or make extracts from, any and all books, records and documents in its possession, to inspect any of its properties and to discuss its affairs, finances and accounts with any of its principal officers, all at such times and as often as it may reasonably be requested, subject, however to reasonable restrictions imposed by the Corporation as to access to operational facilities of the Corporation in accordance with safety and security procedures.

                 6.3 GOVERNMENTAL AUTHORITY. The Corporation will comply with the requirements of applicable laws, rules, regulations and orders of any Governmental Authority, the non-compliance with which would materially and adversely affect the business or the financial condition of the Corporation.

                 6.4 CORPORATE EXISTENCE. The Corporation will preserve its corporate existence and all its rights and licenses to the extent necessary or desirable in the operation of its business and affairs and be qualified to do business in the State of California and in each such other jurisdiction wherein its activities requires such qualification; provided, however, that nothing herein contained shall be construed to obligate the Corporation to retain or preserve any of its rights or licenses no longer used or, in the judgment of the governing body of the Corporation, useful in the conduct of its business.

                 6.5 MAINTENANCE OF BUSINESS. At all times, the Corporation will cause its business to be carried on and conducted and its properties to be maintained, preserved and kept in good repair, working order and condition and all needful and proper repairs, renewals and replacements thereof to be made; PROVIDED, HOWEVER, that nothing herein contained shall be construed to prevent it from ceasing to operate any portion of its properties, if in its judgment, it is advisable not to operate the same, or if it intends to sell or otherwise dispose of the same and within a reasonable time endeavors to effect such sale or other disposition, or to obligate it to retain, preserve, repair, renew or replace any property, leases, rights, privileges, or licenses no longer used or, in the judgment of the governing body of the Corporation, useful in the conduct of its business.

                 6.6 PAYMENT OF TAXES. The Corporation will promptly pay all lawful taxes, governmental charges and assessments at any time levied or assessed upon or against it or its properties; PROVIDED, HOWEVER, that it shall have the right to contest in good faith any such taxes, charges or assessments or the collection of any such sums and pending such contest may delay or defer payment thereof.

                 6.7 INSURANCE. The Corporation will, and will cause each Subsidiary to, maintain, which may include one or more self-insurance programs, insurance on all their property in such amounts and covering such risks as is consistent with the kinds customarily insured against by corporations of established reputation engaged in the same or similar businesses and similarly situated, of such types and in such amounts as are customarily carried under similar circumstances by such other corporations ("industry standards") and may self insure to the extent, but only to the extent, consistent with industry standards.

                 6.8 CORPORATION CREDIT AGREEMENT. The provisions of Sections 6.01(e), (f), (g), (h) and (i), or such substantially similar provisions of the Corporation Credit Agreement are hereby incorporated by reference and reaffirmed for the benefit of the Bank. For purposes hereof, the provisions of such Corporation Credit Agreement, together with related definitions and ancillary provisions, are incorporated herein by reference, MUTATIS MUTANDIS, and shall be deemed to continue in effect on the date hereof as said provisions are amended, waived or modified, provided, however, that each reference in the Corporation Credit Agreement to "Lender" or "Majority Lenders" or words of similar purport shall be deemed to read the Bank, each reference to "Borrower" or words of similar purport shall be deemed to read the Corporation and each reference to "Advance" or words of similar import shall be deemed to read "Obligation." The Corporation shall promptly give notice to the Bank of any amendment, waiver or modification of any incorporated provision.

                 6.9 MERGER AND CONSOLIDATION. The Corporation will not, and will not permit any of its Subsidiaries to, merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of whether in one transaction or in a series of transactions all or substantially all of its assets (whether now owned or hereafter acquired) to, or acquire all or substantially all of the assets of, any Person, or permit any of its Subsidiaries to do so, except that, so long as immediately after giving effect thereto no Event of Default or event which, with the giving of notice or lapse of time, or both, would constitute an Event of Default would exist and
            (i) in the case of any such merger to which the Corporation is a party, the Corporation is the surviving corporation; (ii) any Subsidiary of the Corporation may merge or consolidate with or into, or transfer assets to, or acquire assets of, any other Subsidiary of the Corporation; (iii) any Subsidiary of the Corporation may merge or consolidate with or into, or transfer assets to, the Corporation; or (iv) any Subsidiary of the Corporation may merge or consolidate with or into, or transfer assets to, any other Person.

                 6.10 AMENDMENTS TO AGREEMENTS. The Corporation will not amend or terminate any Related Document without first obtaining the written consent of the Bank.


                                       SECTION 7
                                       ---------
                                   EVENTS OF DEFAULT
                                   -----------------

                 7.1 EVENTS OF DEFAULT. Each of the following and continuing events shall be an "Event of Default" hereunder:

                           A. The Corporation shall fail to pay (i) when due in accordance with the terms hereof any Reimbursement Obligations or (ii) within five (5) days after the due date any interest, fees or other Obligations;

                           B. The Corporation or any of its Subsidiaries shall fail to pay or default in any payment of any Debt (as defined in the Corporation Credit Agreement) that is outstanding in a principal amount of at least $1,000,000 (or such other amount as may be set forth in a similar provision of the Corporation Credit Agreement) in the aggregate (excluding Debt under this Agreement or any other Loan Document) of the Corporation or such Subsidiary, when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), redeemed, purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

                           C. Any representation or warranty made by the Corporation pursuant to Section 5 hereof or in any other agreement, certificate, document or financial or other statement furnished at any time under or in connection with this Agreement shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

                           D.   The Corporation shall default in the
                      observance or performance of any agreement contained in Section 6.11 and such failure shall remain unremedied for thirty (30) days after written notice thereof shall have been given to the Corporation by the Bank; or

                           E.   The Corporation shall default in the
                      observance or performance of any other covenant or agreement contained in this Agreement or any other Loan Document and such default shall continue unremedied for a period of sixty (60) days after the receipt of written notice from the Bank, or if notice of such default shall have been given by the Corporation to the Bank pursuant to Section 8.3 hereof, after the giving by the Corporation of such notice; or

                           F.   Any event of default, however defined,
                      shall occur under any of the Related Documents or under the Corporation Credit Agreement; or

                           G. There shall be any modification, altera-tion, amendment, addition or rescission of any term or provision contained in the Bond Indenture which would materially adversely affect the interests of the Bank hereunder, unless the Bank consents in writing; or

                           H. The Corporation or any of its Subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Corporation or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of 60 days (or, if there is a change in such number of days as set forth in the

                      Corporation Credit Agreement, such changed number of days, up to 90 days), or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or any substantial part of its property) shall occur; or the Corporation or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth above in this paragraph H); or

                           I. The Corporation or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money in excess of $1,000,000 (or such other amount as may be set forth in a similar provision of the Corporation Credit Agreement) which is not, within 60 days thereof, stayed on appeal or otherwise being appropriately contested in good faith; or

                           J.   The Unfunded Liabilities of all Single
                      Employer Plans shall exceed in the aggregate
                      $1,000,000 (or such other amount as may be set forth in a similar provision of the Corporation Credit Agreement) or any Reportable Event shall occur in connection with any Single Employer Plan which would result in a material adverse effect.

                 7.2 REMEDIES ON DEFAULT. If any Event of Default occurs and is continuing:

                 The Bank may (i) notify the Bond Trustee of an Event of
            Default under this Agreement and to accelerate the Bonds under
            Section 7.01(e) of the Bond Indenture and to make a Default Drawing; (2) by notice to the Corporation, declare the Obligations immediately due and payable, whereupon the same shall be immediately due and payable; (3) exercise any or all additional rights available to it under this Agreement, any Loan Document, any Related Document or applicable law; and
            (4) in the case of any Event of Default involving a failure by the Corporation to pay an amount due under a Related Document, the Bank may (but shall be under no obligation to) make on behalf of the Corporation any payment necessary to cure such failure, provided that (i) the amount of any such payment shall become part of the Obligations and (ii) such action by the Bank shall not be deemed a cure of such Event of Default or a waiver of any right or remedy of the Bank hereunder.

                 In addition to the foregoing, the Bank may require the
            Corporation to deposit at the Bank in an interest-bearing account of the Corporation cash in an amount equal to the Available Amount which the Bank may use to reimburse itself for

            Drawings paid by the Bank and the Corporation hereby grants to the Bank a continuing security interest in all right, title and interest in such deposit as security for all Obligations now existing or hereafter arising hereunder. Any earnings on such account may be subject to arbitrage rebate under Section 1148 of the Code.


                                       SECTION 8
                                       ---------
                                     MISCELLANEOUS
                                     -------------

                 8.1 LIABILITY OF BANK. The Corporation assumes all risks of the acts or omissions of the Bond Trustee and any bene-ficiary or transferee of the Credit with respect to its use of the Credit. Neither the Bank nor any of its officers or directors shall be liable or responsible for: (a) the use which may be made of the Credit or any acts or omissions of Bond Trustee and any beneficiary or transferee in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respect invalid, insufficient, fraudulent or forged; (c) payment by the Bank against presentation of documents which do not strictly comply with the terms of the Credit, including failure of any documents to bear any reference or adequate reference to the Credit; or (d) any other circumstance whatsoever in making or failing to make payment under the Credit, EXCEPT that the Bank shall be liable to the Corporation, to the extent of any direct, as opposed to consequential, damages suffered by the Corporation which the Corporation proves were caused by (i) the Bank's gross negligence in determining whether documents presented under the Credit comply with the terms of the Credit or (ii) the Bank's gross negligence in failing to make lawful payment under the Credit after the presentation to it by the Bond Trustee or a successor trustee under the Indenture of a draft and certificate strictly complying with the terms and conditions of the Credit. In furtherance and not in limitation of the foregoing, the Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

                 8.2 INDEMNIFICATION. The Corporation shall indemnify and hold the Bank harmless from and against any and all claims, demands, actions, damages, losses or liabilities, costs and expenses (including reasonable attorney's fees and the allocated costs of in-house counsel in connection therewith), incurred by or claimed against Bank (a) arising out of any Related Documents or (b) by reason of or in connection with the

            Credit (except to the extent directly resulting from the gross negligence or willful misconduct of the Bank).

                 8.3 NOTICES. All notices, requests and demands to or upon the parties hereto to be effective shall be in writing or by telegraph, telecopy or telex and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made when delivered by hand, or when sent by overnight courier or first class mail, postage prepaid, addressed as follows, or to such address or other address as may be hereafter notified by the respective parties hereto:

                      Corporation:

                           WESTERN WASTE INDUSTRIES
                           21061 South Western Avenue
                           Torrance, California 90501
                           Attention:  Chief Financial Officer
                           Telecopy:  (310) 212-7092

                      Bank:

                           THE BANK OF CALIFORNIA, N.A.
                           400 California Street
                           San Francisco, California 94104
                           Attention:  International Operations Department
                                       Documentary Credit Services
                           Telecopy:  (415) 765-2083

                           with a copy to:

                           THE BANK OF CALIFORNIA, N.A.
                           550 South Hope Street, Fifth Floor
                           Los Angeles, California 90071
                           Attention:  Hisako Sakamoto,
                                       Assistant Vice President
                           Telecopy:  (213) 243-3552

                 8.4 NO WAIVER, CUMULATIVE REMEDIES. No failure to exercise, and no delay in exercising, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. No amendment, modification, supplement, termination or waiver of any provision of this Agreement shall be effective unless in writing and signed by the Corporation and the Bank. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

                 8.5 PAYMENT OF EXPENSES. (a) COSTS AND EXPENSES. The Corporation agrees to pay or reimburse Bank for all its reasonable out-of-pocket expenses (including, but not limited to, wire transfer costs) incurred in connection with the preparation and execution, and any amendment, supplement or modification to, this Agreement, the Loan Documents and any other documents prepared in connection herewith (other than amendments, supplements or modifications requested solely by the Bank), including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for the Bank and its participants (which fees shall not, in any case, exceed $38,000 for the preparation of this Agreement and related documents), and local counsel who may be retained by such counsel, with respect thereto and, subsequent to a default hereunder, with respect to advising the Bank and its participants as to its rights and responsibilities under this Agreement and the Credit, and all reasonable costs and expenses (including reasonable counsel fees and expenses) in connection with
            (i) the enforcement of this Agreement and the other Loan Documents and such other documents which may be delivered in connection with this Agreement or (ii) any action or proceeding relating to a court order, injunction, or other process or decree restraining or seeking to restrain the Bank from paying any amount under the Credit.

                 8.6 RIGHT OF SET OFF. Upon the occurrence and during the continuation of any Event of Default, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Corporation against any and all of the Obligations of the Corporation now or hereafter existing, irrespective of whether or not the Bank shall have made any demand hereunder and although such obligations may be contingent or unmatured.

                 The rights of the Bank under this Section are in addition
            to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.

                 8.7 EXTENSION OF THE STATED TERMINATION DATE. At least 12 months but not more than 14 months before the existing Stated Termination Date, the Corporation may request the Bank in writing by overnight courier or by certified mail, return receipt requested (each such request being irrevocable) to extend for one year and one day the Stated Termination Date for purposes of this Agreement and the Credit. If the Corporation shall make such a request, the Bank shall, on or before 60 days after such request has been made, notify the Corporation in writing whether or not the Bank consents to such request and, if the Bank does so consent, the conditions of such consent

            (including conditions relating to legal documentation and the consent of the Trustee). If the Bank shall not so notify the Corporation, the Bank shall be deemed not to have consented to such request. If extended, the new date shall become the "Stated Termination Date" for all purposes hereof.

                 8.8 SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of the Corporation, the Bank and their respective successors and assigns, except that the Corporation may not assign or transfer any of its rights under this Agreement without the prior written consent of Bank.

                 8.9 COUNTERPARTS. This Agreement may be executed by the parties to this Agreement on any number of separate counter-parts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be retained by the Corporation and the Bank.

                 8.10 SEVERABILITY OF PROVISION. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

                 8.11 CONSENT TO JURISDICTION. THE CORPORATION HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR CALIFORNIA STATE COURT SITTING IN
            LOS ANGELES IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE CORPORATION HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE BANK TO BRING PROCEEDINGS AGAINST THE CORPORATION IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE CORPORATION AGAINST THE BANK OR ANY AFFILIATE OF THE BANK INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTION WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A UNITED STATES FEDERAL OR CALIFORNIA STATE COURT IN LOS ANGELES, CALIFORNIA.

                 8.12 WAIVER OF JURY TRIAL. THE CORPORATION AND THE BANK HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLV-ING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED

            TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

                 8.13 GOVERNING LAW. This Agreement and the rights and obligations of the parties under this Agreement shall be governed by, and construed and interpreted in accordance with, the internal laws of the State of California (except to the extent the laws of the State of California are inconsistent with the UCP).

                 IN WITNESS WHEREOF, the parties hereto have caused this
            Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


            THE BANK OF CALIFORNIA, N.A.  WESTERN WASTE INDUSTRIES
                                           a California corporation



            By: /s/ ILLEGIBLE             By: /s/ RICH WIDRIG
                ------------------------      ------------------------
                Vice President                Title: Vice President