Form 10-Q
period 1995-03-31
WESTERN WASTE INDUSTRIES
filed 1995-05-15
CIK 718244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

 (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1995
                                      ------------------
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

 Yes   X    No
     -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of May 8, 1995
      ---------------------------     ----------------------------------
      Common Stock - No par value               14,520,399

                           Exhibit Index on Page 14

                          WESTERN WASTE INDUSTRIES


                                    INDEX




 PART  I.   FINANCIAL INFORMATION:

            Consolidated Balance Sheets
              June 30, 1994 - Audited
              March 31, 1995 - Unaudited . . . . . . . . . . . . 3


            Consolidated Statements of Income - Unaudited  . . . 4



            Consolidated Statements of Cash Flows - Unaudited  . 5



            Notes to Consolidated Financial Statements -
              Unaudited  . . . . . . . . . . . . . . . . . . . . 6



            Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . 8



 PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . .  11


            SIGNATURES . . . . . . . . . . . . . . . . . . . .  12

                       PART I.  FINANCIAL INFORMATION
                          WESTERN WASTE INDUSTRIES
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                      June 30,     March 31,
                                                        1994         1995
                                                      --------     ---------
                                                                  (Unaudited)
                  ASSETS
Current assets:
  Cash and short-term investments                     $  9,935      $  5,837
  Receivables, less allowance of $1,611 in
   June 1994 and $1,670 in March 1995                   31,367        30,791
  Supplies                                               3,349         3,369
  Prepaid expenses                                       2,842         5,588
  Other current assets                                   1,323         1,610
  Deferred income tax benefit                            5,319         4,306
                                                       -------       -------
     Total current assets                               54,135        51,501

Property and equipment, net                            185,598       194,666
Purchased routes, net                                    9,410         8,006
Goodwill, net                                           21,818        21,261
Other assets  (Note 4)                                  13,720        26,821
                                                      --------      --------
                                                      $284,681      $302,255
                                                      ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current instalments of long-term debt               $  1,526      $  1,329
  Accounts payable                                       8,764         7,649
  Accrued payroll and related costs                      3,325         3,487
  Other current liabilities                             19,860        18,767
                                                       -------       -------
    Total current liabilities                           33,475        31,232

Long-term debt, excluding current instalments (Note 3)  91,864        95,093
Other liabilities                                       17,218        18,116
Deferred income taxes                                    2,947         3,718

Commitments and contingencies                                -             -

Shareholders' equity:
  Preferred stock, no par value; 2,000,000
   shares authorized; none issued or outstanding             -             -
  Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   14,333,612 and 14,515,328 shares respectively        75,659        78,014
  Retained earnings                                     63,518        76,082
                                                      --------      --------
     Total shareholders' equity                        139,177       154,096
                                                      --------      --------
                                                      $284,681      $302,255
                                                      ========      ========
The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

               CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  (dollars in thousands except share data)


                                  Three Months Ended        Nine Months Ended
                                      March 31,                 March 31,
                                  ------------------       -------------------
                                   1994        1995         1994       1995
                                  -------     ------       -------    -------
 Revenue                          $64,949    $67,638      $191,183   $202,456
                                  -------    -------      --------   --------
 Costs and expenses:
  Operating                        47,971     49,214       143,843    146,584
  Selling, general and
     administrative                 9,418      9,608        28,673     29,154
                                  -------    -------      --------   --------
     Total costs and expenses      57,389     58,822       172,516    175,738
                                  -------    -------      --------   --------
       Income from operations       7,560      8,816        18,667     26,718

 Nonoperating income (expense):
   Interest expense                (  947)    (1,475)       (2,778)   ( 4,014)
   Other                           (  476)       477        (   96)      ( 67)
                                  -------    -------      --------   --------
                                   (1,423)    (  998)       (2,874)   ( 4,081)
                                  -------    -------      --------   --------
 Income before income taxes and
   cumulative effect of
   accounting change                6,137      7,818        15,793     22,637

 Income taxes                       2,762      3,479         7,021     10,073
                                  -------    -------      --------   --------
 Income before cumulative effect
   of accounting change             3,375      4,339         8,772     12,564

 Cumulative effect of
   accounting change                    -          -           414          -
                                  -------    -------      --------   --------
 Net Income                       $ 3,375    $ 4,339      $  9,186   $ 12,564
                                  =======    =======      ========   ========



 Primary and fully diluted
   earnings per common share:
   Income before cumulative
     effect of accounting change  $   .22    $   .28      $    .59   $    .81
   Cumulative effect of
     accounting change                  -          -           .03          -
                                  -------    -------      --------   --------
   Net Income                     $   .22    $   .28      $    .62   $    .81
                                  =======    =======      ========   ========


  The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           (dollars in thousands)

                                                      Nine Months Ended
                                                           March 31,
                                                    -------       -------
                                                      1994          1995
                                                    -------       -------
Operating Activities:
 Net income                                         $ 9,186       $12,564
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   16,039        19,360
     Provision for doubtful accounts                  1,336         1,177
     Uninsured claims                                 2,335           907
     Employer portion - 401(k) contribution             410           489
     Cumulative effect of accounting change            (414)            -
     Deferred income taxes                              960         1,784
     Loss on disposition of assets                      402         1,129
     Changes in operating assets and liabilities,
       net of effects of purchased businesses:
         Increase in receivables                     (6,018)       (  601)
         Decrease (increase) in other assets          1,994        (4,007)
         Decrease in accounts payable                (2,528)       (1,115)
         Decrease in other liabilities               (  756)       (  940)
                                                     ------        ------
     Net cash provided by operating activities       22,946        30,747


Investing activities:
 Purchases of property and equipment                (36,064)      (28,252)
 Proceeds from sale of fixed assets                     303           825
                                                    -------       -------
     Net cash used in investing activities          (35,761)      (27,427)


Financing activities:
 Proceeds from revolving lines of credit and
   long-term borrowings, net of restricted cash      15,028        13,933
 Principal payments on borrowings                    (1,175)      (23,217)
 Proceeds from issuance of stock                      1,525         1,866
                                                    -------       -------
     Net cash provided (used) by
       financing activities                          15,378       ( 7,418)
                                                    -------       -------
 Increase (decrease) in cash and
   short-term investments                             2,563        (4,098)

Cash and short-term investments
 at beginning of period                               2,259         9,935
                                                    -------       -------
 Cash and short-term investments
   at end of period                                 $ 4,822       $ 5,837
                                                    =======       =======
The accompanying notes are an integral part of these statements.

                          WESTERN WASTE INDUSTRIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - Basis of presentation:
   ------------------------------

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made to the interim financial statements were of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1994.


   NOTE 2 - Earnings per share:
   ----------------------------

             Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.

             The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:

                                               1994         1995
                                              ------       ------
   Quarter ended March 31,                    15,258       15,478
   Nine months ended March 31,                14,947       15,520


   NOTE 3 - Long-term debt:
   ------------------------

             The Company's revolving line of credit (the "agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate (9% at March 31, 1995, no borrowings with this option) and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, depending upon certain ratios (6.87% to 7.06%, including the .75% spread, at March 31, 1995, $60 million in borrowings). The agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has the option to request an extension of the revolving period and the termination date with the approval of its banks. Subsequent to the filing of the current year extension request, the Company began negotiations for a new agreement. The agreement requires no compensating balances. Under the terms of the agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

             During the second quarter of fiscal 1995 the Company issued, through the California Pollution Control Financing Authority,
   $24 million of tax exempt bonds (the "bonds") with a term of twelve years. The bonds are subject to a mandatory sinking fund redemption of $4,000,000 each October 1, over the period of 2001 to 2006. The proceeds of the financing are restricted to fund certain projects,
   including purchases of equipment, located in California counties.   As
   part of this financing, the Company established an irrevocable letter of credit for the principal amount of $24 million plus 52 days accrued interest on the bonds to guarantee repayment. The bonds bear interest at a floating rate (3.94% as of March 31, 1995) which is set weekly by a remarketing agent. Simultaneously with the tax exempt bond financing, the Company entered into an interest rate swap agreement with a major bank whereby the Company will pay a fixed rate of 6.29% and the bank will pay the floating rate for a period of five years. (See Note 5)



   NOTE 4 - Other Assets:
   ---------------------

             As of March 31, 1995, the Company had $12.1 million in restricted cash combined with Other Assets on the Consolidated Balance Sheet. This cash, which is related to the California Pollution Control Bonds discussed above, is held in custody by a Trustee and is restricted as to withdrawal or use. The Trustee reimburses the Company for qualified expenditures. As of March 31, 1995, the Company had incurred and paid for qualified expenditures of approximately
   $6 million (included in Property, Plant and Equipment on the Consolidated Balance Sheet) for which reimbursement had not yet been requested. The Company expects to request and receive reimbursement of this $6 million in the fourth quarter and the balance of $6.1 million in the following two quarters. Based upon current cash flow from operations, and the receipt of the reimbursement proceeds discussed above, the Company intends to reduce revolving credit agreement borrowings by $12.1 million.


   Note 5 - Interest Rate Risk Management:
   --------------------------------------

             The Company has used an interest-rate swap agreement to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest-rate volatility on future operations. Approximately 25% ($24 million) of the Company's outstanding floating rate debt was subject to this interest-rate swap agreement as of March 31, 1995.

             The swap agreement requires the Company to pay a fixed rate to a major bank, and the bank then pays the floating rate. The Company records the fixed rate as interest expense (See Note 3).

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATION
   --------------------

   Revenue
   -------
             Revenue for the third quarter and first nine months of fiscal 1995 increased $2,689,000 and $11,273,000, or 4% and 6%, as compared with the same periods in the prior year. The increase resulted primarily from price and volume changes.



   Operating Expenses
   ------------------
             Operating expenses, consisting primarily of wages and benefits for operating personnel, insurance costs, fuel costs, disposal site fees and equipment operating costs, increased $1,243,000 and $2,741,000 for the third quarter and first nine months of fiscal 1995, respectively, over the comparable periods in the prior fiscal year. As a percentage of revenue, these expenses decreased from 73.9% to 72.8% and from 75.2% to 72.4% for the third quarter and first nine months, respectively, of fiscal 1995, as compared to the same periods in fiscal 1994. The decrease in operating expenses as a percentage of revenue was due primarily to revenue growth discussed above in combination with the Company's overall profit improvement efforts.



   Selling, General and Administrative Expenses
   --------------------------------------------
             As a percentage of revenue, selling, general and administrative expenses decreased from 14.5% to 14.2% and from 15.0% to 14.4% for the third quarter and first nine months of fiscal 1995, respectively, over comparable periods in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenue occurred primarily as a result of revenue growth discussed above in combination with the Company's concerted effort to improve margins and profit.



   Interest Expense
   ----------------
             Interest expense increased $528,000 and $1,236,000 for the third quarter and first nine months of fiscal 1995, respectively, as compared to the same periods in the prior fiscal year. The increase was due primarily to increases in average overall borrowing rates. Interest rates on the Company's revolving credit agreement averaged 6.4% for the nine months ended March 31, 1995 versus 4.8% for same period in the prior fiscal year.

   Nonoperating income (expense) - Other
   -------------------------------------
             Nonoperating income (expense) - Other included interest income of $179,000 and a net loss on disposal of assets of $655,000 for the quarter ended March 31, 1994. For the quarter ended March 31, 1995 this line item contained $522,000 of interest income and a net loss of $45,000 on disposal of assets. The interest income in the current fiscal quarter relates primarily to the restricted cash discussed in Note 4.


   Income Taxes
   ------------
             The effective tax rates were 44.5% for the third quarter and first nine months of fiscal 1995, respectively, as compared to 45.0% and 44.5% for the same periods in the prior fiscal year.


   Liquidity and Capital Resources
   -------------------------------

   Working capital -
   ---------------
             At March 31, 1995, working capital amounted to $20,269,000 compared to $20,660,000 at June 30, 1994. The current ratio was 1.6 at June 30, 1994 and March 31, 1995.

             The Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (.75% at March 31, 1995), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $60 million at March 31, 1995.

             During the second quarter of fiscal 1995 the Company issued, through the California Pollution Control Financing Authority,
   $24 million of tax exempt bonds (the "bonds") with a term of twelve years. The bonds are subject to mandatory sinking fund redemption of $4,000,000 each October 1, over the period of 2001 through 2006. The proceeds of the financing are restricted to fund certain projects,
   including purchases of equipment, located in California counties.   As
   part of this financing, the Company established an irrevocable letter of credit for the principal amount of $24 million plus 52 days accrued interest on the bonds to guarantee repayment.

             The bonds bear interest at a floating rate (3.94% as of March 31, 1995) which is set weekly by a remarketing agent. Simultaneously, as part of the overall tax exempt bond financing, the Company entered into an interest rate swap agreement with a major bank, with a term of five years. The Company entered into this interest rate swap agreement to modify the interest characteristics of this debt from a floating rate to a fixed rate of 6.29%. The Company's objective with this swap agreement is to minimize the impact of increases in interest-rates over the term of the swap agreement. The Company has entered into only this interest rate swap (See Note 3 and 5).

             As of March 31, 1995, the Company had $12.1 million in restricted cash combined with Other Assets on the Consolidated Balance Sheet. This cash, which is related to the California Pollution Control Bonds discussed above, is held in custody by a Trustee and is restricted as to withdrawal or use. The Trustee reimburses the Company for qualified expenditures. As of March 31, 1995, the Company had incurred and paid for qualified expenditures of approximately
   $6 million (included in Property, Plant and Equipment on the Consolidated Balance Sheet) for which reimbursement had not yet been requested. The Company expects to request and receive reimbursement of this $6 million in the fourth quarter and the balance of $6.1 million in the following two quarters. Based upon current cash flow from operations, the receipt of the reimbursement proceeds discussed above, and estimated capital expenditures, the Company intends to reduce revolving credit agreement borrowings by $12.1 million.

             The Company's debt to equity ratio was .63 to 1.0 at March 31, 1995 and .67 to 1.0 at June 30, 1994. If the Company had received the $6 million reimbursement mentioned above, prior to March 31, 1995, and used these proceeds to reduce their revolving credit agreement borrowings, the debt to equity ratio would have been .59 to 1.0.

             In the quarter ended March 31, 1995, the Company charged $422,000 of landfill related costs against its landfill development reserve established in fiscal 1993. Based upon facts presently known to it, the Company believes that the balance of this reserve, ($3,565,000 at March 31, 1995), is adequate to cover any risks related to ongoing developmental activities.


   Capital resources -
   -----------------
             During the nine months ended March 31, 1995, the Company made capital expenditures of approximately $28 million for property and equipment. The Company estimates that total capital expenditures for fiscal 1995 will be approximately $35 million. The Company believes that cash provided by operations, cash provided by its $24 million tax-exempt financing and cash available under its revolving credit agreement will be sufficient for its capital expenditure requirements. In addition, the Company is exploring various municipal contract opportunities. As part of the Company's renewed acquisition program, several potential acquisitions are being considered. Such acquisitions, if completed, will be financed utilizing cash, debt or stock. In April 1995, the Company filed an S-4 shelf Registration Statement covering 3,000,000 shares of common stock, worth approximately $50,000,000 at current prices, with the Securities and Exchange Commission which will become effective in May 1995. The shares may be issued by the Company from time to time in connection with the acquisition of solid waste businesses. The Company believes that cash provided by operations, cash available under its revolving credit agreement, and cash from other external sources will be sufficient for its cash acquisition financing needs.

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


                           PART II. OTHER INFORMATION

   Items 1 through 5
   -----------------

   Items 1, 2, and 5 are not applicable.

   Item 3 - Legal Proceedings

             On or about February 2, 1995, a complaint was filed in a taxpayer lawsuit entitled David Sarosi, et al. vs County of Riverside,
                             --------------------------------------------
   et al., Riverside County Superior Court Case No. 261315.  The
   ------
   complaint does not name the Company as a defendant. The plaintiffs allege that the County and the other defendants, in connection with a contract with the Company, regarding the operation and management of the El Sobrante Landfill (the "Landfill") located within the County (the "Agreement"), engaged in various improper actions, including the unlawful sale of public property, wasting public funds, and making an unconstitutional gift of public property and funds. The complaint seeks an order voiding the Agreement and an injunction ordering the defendants to pay to the county allegedly unlawful revenues earned from the Landfill, to cease further dumping at the Landfill of out-of-county waste, return of alleged windfall profits and limiting dumping fees charged to incounty residents. The complaint also seeks general damages of $10 million and special and punitive damages, attorneys' fees and costs. The Company believes the taxpayer suit is based upon erroneous assumptions and that there are valid defenses available to the County to each of the claims asserted in the complaint.


   Item 4 - Results of Votes of Security Holders

             On January 27, 1995 the Company held its annual meeting of stockholders. In addition to election of the three directors listed in the Company's proxy materials, the Company's stockholders voted on the following matters:

        1. Approval of an amendment to the Bylaws to permit the Board of Directors to determine the specific number of directors within a range of five to nine. The stockholders approved this proposal by a vote of 9,656,399 to 2,267,418 with 17,553 abstaining.


        2.   Approval of amendments to the 1992 Stock Option
             Plan. The stockholders approved this proposal by a vote of 9,302,585 to 2,613,382 with 25,403 abstaining.


        3. Approval to ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending June 30, 1995. The stockholders approved this proposal by a vote of 11,902,932 to 23,671 with 14,767 abstaining.


             There were no broker non-votes on any of the above matters.


   Item 6 - Exhibits and Report on Form 8-K
   ----------------------------------------

        a.   Exhibits -

             Exhibit 27, Financial Data Schedule

        b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended March 31, 1995.

   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the Chief Financial Officer of the registrant.

                                    WESTERN WASTE INDUSTRIES


                                    By: /s Lawrence F. McQuaide
                                       ---------------------------
                                       LAWRENCE F. MCQUAIDE
                                       EXECUTIVE VICE PRESIDENT,
                                       FINANCE




                                    Date: MAY 15, 1995
                                    ----------------------------

                                EXHIBIT INDEX



   Exhibit                                                          Page
   No.                 Description                                  No.
   ----------------------------------------------------------------------

   27             Financial Data Schedule                           15