Form 10-K
period 1995-06-30
WESTERN WASTE INDUSTRIES
filed 1995-09-28
CIK 718244

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
     (Mark One)                       FORM 10-K
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended June 30, 1995.   OR
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

         As of September 21, 1995 there were 14,649,469 shares of Western Waste Industries Common Stock, no par value outstanding held by approximately
783
     shareholders of record. The aggregate market value of Western Waste Industries common stock held by non-affiliates as of September 21, 1995, was approximately $200,509,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (June 30, 1995) are incorporated by reference in Part III.

                              Exhibit Index on page 57.

                                      PART I
                                      ------
        Item 1.   Business

        GENERAL
        -------
              Western Waste Industries is a provider of integrated waste services to commercial, industrial and residential customers. These services consist of the collection, transfer and disposal of solid waste in certain areas of California, Texas, Louisiana, Florida, Colorado and Arkansas. The Company has 91 franchise agreements. As part of its business, the Company operates six landfills, three transfer stations and five recycling facilities.

             The Company's operations are aligned, for management oversight purposes, into two regions. Each region is further divided into a number of divisions. Each region is headed by a regional vice president responsible for the operating and financial performance of that region. Regional responsibility for local divisions is exercised by assisting with the develop-ment and approval of each division's capital budget, the review and implementation of profit, pricing and corporate development goals and the monitoring of performance. Each division's operation is a distinct, localized service business that is managed, on a day-to-day basis, at the local level. The Company's regions and operating locations are responsible, with support and resources provided by the corporate office, for compliance with all applicable rules and regulations.

             The Company has a diversified customer base with no single customer accounting for more than 10% of the Company's revenue in any one of its last three fiscal years. During fiscal 1993, 1994 and 1995, contributions to revenue by state were as follows:

                                                 Contribution to Revenue
                                                         By State
                                                    Year Ended June 30,
                                                 ------------------------
                                                 1993      1994      1995
                                                 ----      ----      ----
        California                                64%       68%       68%

        Texas/Arkansas                            19        18        19

        Florida                                   11         9         9

        Colorado                                   3         3         3

        Louisiana                                  3         2         1
                                                 ----      ----      ----
                                                 100%      100%      100%
                                                 ====      ====      ====

        Contributions to revenue by type for fiscal 1993, 1994, and 1995 were as follows:

                                                 Contribution to Revenue
                                                         by Type
                                                    Year Ended June 30,
                                                 ------------------------
                                                 1993      1994      1995
                                                 ----      ----      ----
        Collection Services                      86%       85%       83%

        Landfill Operations                       6         7         7

        Transfer Stations                         2         3         3

        Recycling and Waste Diversion             4         4         6

        Other                                     2         1          1
                                                 ----      ----      ----
                                                 100%      100%      100%
                                                 ====      ====      ====


        COLLECTION SERVICES
        -------------------
             Contracts. Substantially all of the Company's residential, and a certain portion of its commercial and industrial collection services are performed under 91 municipal and regional authority contracts. These contracts presently represent approximately 49% of the Company's revenue. A contract is an agreement awarded by a municipality or regional authority to provide collection and/or recycling services to commercial and industrial or residential customers in the jurisdiction.

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

             Commercial and Industrial. The Company provides collection services to more than 71,000 commercial and industrial customer locations, which accounted for approximately 55% of total fiscal 1995 revenue. Commercial and industrial collection services are generally performed under agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, type and volume or weight of the waste collected and the distance to the disposal site. 40% of commercial and industrial services are performed under municipal and regional authority contracts.

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

             The Company has interstate industrial transportation operations servicing primarily customers for the Company's Texas, Louisiana and Arkansas industrial non-hazardous disposal sites. The Company currently holds authority to transport waste in 21 states, mostly in the southern portion of the United States. The Company believes that further development of its industrial transportation capabilities in close coordination with its disposal sites will strengthen its ability to provide fully integrated industrial waste handling services.

             Residential. During fiscal 1995, approximately 28% of total revenue was derived from the collection and transportation of residential refuse to a landfill or transfer station. The Company serviced approximately 715,000 homes and other residential dwelling units. Substantially all of the services for homes and other residential units are performed under exclusive franchise agreements granted by municipalities or regional authorities. Fees are based primarily on market factors, frequency and type of service, distance to processing or disposal facilities and cost of processing or disposal. Residential collection fees are normally paid by the municipalities out of tax revenues, service charges or, in a limited amount of cases, are paid directly by the residents receiving the service to the Company.


        LANDFILLS
        ---------
             Landfill disposal continues to be a primary depository for solid waste in North America. With the enactment of the Resource Recovery and Conservation Act Subtitle D regulations, the impact on landfill design, permitting and construction has increased capital resources required to develop additional disposal capacity. At the same time, the Company believes that replacement of existing disposal capacity with more costly, environmentally secure capacity will result generally in an increase in the price of waste disposal.

              The Company operates six disposal sites in California,
        Texas, Louisiana and Florida.   Certain of these sites have
        expansion plans and additional sites are under development or in
        construction.   Of the six operating landfills, four are owned by
        the Company. None of the landfills are permitted to accept hazardous waste, and the Company's policies and controls are structured to comply with the permitted status. Disposal fees received from third parties generated approximately 7% of fiscal 1995 revenue.

             In Southern California, the Company owns and operates the El Sobrante landfill which began receiving waste in July 1986. Solid Waste Disposal Revenue Bonds were issued to finance its development. The El Sobrante landfill operates under a joint development agreement with the County of Riverside for an initial term of 15 years with two successive five year renewal options. At the present waste disposal rate, the site has an estimated remaining life of approximately thirteen years. Commencing in September 1992, the Company was allowed to import solid waste collected outside of Riverside County to the El Sobrante Landfill site. The amount of out-of-county waste is subject to certain restrictions, and cannot exceed 1.8 million tons in total. In March 1995, the Company received a permit to increase the daily tonnage from 2,000 to 4,000 tons per day.

             The Company acquired 1,220 acres contiguous to the existing El Sobrante operating site with the intent of expanding landfill operations. The Company has begun the permitting process for this acreage which, if successful, would add 100 million tons of disposal capacity to this site. In April 1991, the Company signed a preliminary memorandum of understanding (MOU) with the
        County of Riverside regarding this acreage.   This MOU included a
        provision for up to a 10,000 tons per day operation, and increased the amount of out-of-county waste which the site may accept. A preliminary Environmental Impact Report has been prepared and commented on. The final Environmental Impact Report has not been issued. There is no assurance that the expansion project will be permitted.

             In Texas, the Company leases and operates a 64-acre MSW disposal site in Conroe for the City of Conroe. The lease term is for the life of the site with a remaining projected life of approximately one year.

             Adjacent to the Conroe, Texas leased site, the Company operates a special waste (non-hazardous industrial) landfill on a 100-acre tract owned by the Company and repermitted by the Texas Water Commission in April 1992. The Company began receiving waste under this permit in August 1992. Current estimates of the operating life of the facility is in excess of 25 years. The Company acquired an additional 78-acre tract in May 1989 with the intention of utilizing it for future development. The Company has been constructing a waste stabilization facility that will increase the existing tank capacity from 11,000 gallons to approximately 130,000 gallon capacity. This will enable the Company to increase the market share for special waste.

             In 1990, the Company acquired a 90-acre landfill from the City of New Boston, Texas, located 25 miles west of Texarkana. The permit has been upgraded and the site is currently operating. The life of this facility is estimated to exceed four years. The Company is in the process of developing and submitting a permit modification that will double the existing capacity of the landfill and thereby increase the life to eight years.

             In Florida, the Company operates a 65-acre site under contract with the County of Nassau. The contract had an initial term of two years through September 1989, and the Company subsequently received a three year extension of the contract. In 1991, the Company negotiated a $14 million contract with the County of Nassau, to construct and operate an additional 140-acre landfill for an initial term of five years with a five year extension option. Under the terms of the agreement, the Company closed the existing 65-acre tract is constructing a new disposal site. A portion of the new site has been in operation since 1993. In 1992, the Company negotiated a modification to the construction contract to provide for an expansion of the site airspace capacity. The construction project is scheduled for completion in fiscal 1996.

             In September 1990, the Company acquired a 240-acre waste disposal facility in Livonia, Louisiana, approximately 22 miles west of Baton Rouge. This facility, which is permitted to receive municipal solid waste and special waste, began operations in fiscal 1996. Within the site is a non-hazardous oilfield waste disposal facility. This facility no longer accepts waste and is in closure.

             In Arkansas, the Company owns a 160-acre landfill in Texarkana. The site, which stopped receiving waste in May 1993, is filled to permit capacity and is being closed. The application for a permit covering the remaining unfilled 40 acres has been denied. The Company has entered into an agreement with the State that will allow the Company to resubmit a permit application covering the 40 acres. There is no assurance that the expansion project will be permitted.

             The Company has the right to acquire a 648-acre site for the development of a municipal solid waste and special waste landfill approximately five miles east of Lake Charles, Louisiana. The permit application was denied by the Louisiana Department of Environmental Quality and is currently the subject of appeal through a state administrative proceeding.

                The Company has entered into a joint development arrangement with Gold Fields Mining, a wholly owned subsidiary of Hanson PLC, and SP Environmental, a sister subsidiary of the Southern Pacific Railroad for the purpose of developing a waste-by-rail project called California RailFill Systems. The name was recently changed from California InteRail. The parties are in the process of permitting a landfill in Imperial County, California, which has an approximate capacity of 600 million tons. The project has been approved by the Board of Supervisors of Imperial County and the parties are in the process of applying for various technical permits from certain agencies. As part of this project, existing facilities owned by the Company, SP Environmental, and others could be utilized and new facilities will be developed on an as needed basis. Upon receipt of the remaining permits the landfill could be operational as early as 1997.

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

                            OPERATING LANDFILL SUMMARY

                                                         Permitted
        Location                      Type(a)              Acres
        --------                      -------            ---------
        OWNED
          Riverside, CA                 SW                 160
          Livonia, LA                   SW/SP               75
          Conroe, TX                    SP                 100
          New Boston, TX                SW                  90
                                                        ------
        Total Owned                                        425

        MANAGED
          Callahan, FL                  SW                 140
          Conroe, TX                    SW                  64
                                                        ------
        Total Managed                                      204
                                                        ------
        Total Operating                                    629
                                                        ======

        (a)  Key: SW=Solid Waste
                  SP=Special (Industrial Non-Hazardous) Waste


        TRANSFER STATIONS
        -----------------
           The Company owns or operates three transfer stations. A transfer station is a facility conveniently located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This procedure reduces costs by improving utilization of collection personnel and equipment. The services of these facilities are provided to private haulers, municipalities or counties. Fees are generally based upon such considerations as market factors, the type and volume or weight of the waste transferred, the extent of recycling, the transport distance involved and the cost of disposal.

          The Company has a transfer station in Carson, California which currently processes approximately 2,400 tons per day. Approximately 84% of the tonnage delivered to this transfer station is provided by the Company's collection operations with the remainder received from municipalities which collect their own residential refuse and from other refuse haulers. The Company has applied for approval to increase the volume of waste processed at the transfer station to 3,000 tons of solid waste per day. This application is pending. There is no assurance that the increase will be approved.

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


        RECYCLING/WASTE DIVERSION
        -------------------------
          The Company operates five recycling facilities in California, one each in Redondo Beach, Chino, Carson, Sunnyvale, and San Jose. Revenue related to these facilities accounted for approximately 4%, 4% and 6% of total revenue in fiscal 1993, 1994 and 1995, respectively. Recycling involves the removal of reusable materials from the waste stream for processing and sale for use in various applications. The Company is assisting certain communities, with which it has municipal contracts, in implementing recycling programs, and has entered into long-term recycling agreements with several communities in the Company's markets. The Company is also involved in receiving, processing, composting and end-market distribution of green and wood waste material in California and Texas.

        OTHER ACTIVITIES
        ----------------
          Western Waste is involved in certain other business activities, relating to waste services, including construction support, earth-moving, excavation contracting, and engineering and consulting services. In addition, in fiscal 1993, 1994 and 1995, the Company was involved in the construction of a new landfill for Nassau County, Florida.


        REGULATION
        ----------
          The collection and disposal of solid waste, operation of landfills and rendering of related environmental services are subject to federal, state and local requirements which regulate health, safety, the environment, zoning and land-use.
        Operating permits are generally required for landfills and certain collection vehicles, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

          In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. Congress recently considered, but did not adopt, legislation that would have partially overturned the Supreme Court's decision. The 1995 Congress may also examine bills that immunize particular governmental actions (for example, flow control that results from franchises or municipal contracts) from Commerce Clause scrutiny. In the absence of federal legislation, certain local laws that seek to direct waste flows to designated facilities may be unenforceable.

          Under the Clean Air Act, the EPA proposed regulations in May 1991 which would require extensive methane gas collection systems to be installed at many of the Company's landfills. Although these regulations are not expected to be finalized until the end of 1995, the Company has proceeded to design, permit and install gas extraction and control systems at many of its facilities. The Company believes these systems substantially comply with the proposed regulations under the Clean Air Act.

        The Company is also seeking operating and other applicable permits for its activities and is pursuing a strategy of reducing emissions from both mobile and stationary sources.
        Implementation of certain provisions of the Clean Air Act will result in additional stringent control for those areas of the country that are placed in "nonattainment status".

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

          The Company has periodically undertaken, and may in the future undertake or be required to implement and/or adhere to, environmental guidelines at existing facilities, and to add additional monitoring post-closure maintenance or corrective measures at closed waste disposal sites. The Company cannot predict the financial impact, if any, of such matters on the Company's operations.

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


        CORPORATE DEVELOPMENT
        ---------------------
          The Company's corporate development program emphasizes the development of a broad range of waste services. These services include collection, recycling, processing, composting, transfer and disposal. This range enables the Company to compete for business and expand current customer relationships.

          Management envisions that this program will result in the expansion of its landfill operations, further penetration of its existing collection markets, and acquisitions which either complement its existing operations or allow it to expand into new geographic markets.

          Waste reduction legislation in California, Florida and Louisiana, and contemplated in other states in which the Company operates, is causing municipalities to rethink their waste programs. The Company views recycling and other municipal waste service reducti/on programs as the catalyst which will enable the Company to expand its services to communities and customers it currently does not serve and further cement relationships with current customers.

          Management believes that as local governmental budgets face fiscal constraints, an increasing number of municipalities will turn to private sector companies to meet their waste disposal demands. The Company, in an effort to expand its customer base, has therefore focused a significant amount of its marketing efforts on obtaining additional municipal franchises to supplement its existing 91 franchises.

             The Company's acquisition activity has been focused on collection companies either within or located near current Western Waste operations. The Company has also acquired companies to expand into new markets. Although the Company's acquisition activity has decreased over the last two years, as management has concentrated on controlling costs over that period, the Company remains interested in acquisitions and intends to increase acquisition activity in fiscal 1996. There can be no assurance that the Company will be successful in making these acquisitions.


        BONDING AND INSURANCE
        ---------------------
          In order to submit a bid or proposal to a governmental or corporate entity to provide collection, hauling and disposal services, the Company is often required to submit simultaneously a bid bond or a letter of credit and, upon contract award, provide a bond or letter of credit to secure its performance of the contract. Management believes that its current bonding coverage and borrowing capacity are adequate for its present needs.

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

          Management believes the self insured loss reserves of the Company are adequate. The Company establishes reserves to cover its estimated liabilities for unpaid loss and loss adjustment expenses related to claims reported before the balance sheet date, claims incurred but not yet reported, and the expenses of investigating and adjusting all claims incurred prior to the balance sheet date. All estimated liabilities are net of estimated salvage and subrogation recoveries and net of insurance coverage above self-insurance retention levels.

          The Company establishes self insured loss reserves based on estimates of the ultimate cost of claims (including loss adjustment expenses) which have been reported but not fully paid, and of claims which have been incurred but not yet reported. The length of time for which such costs must be estimated varies depending on the coverage involved. Actual claim costs are dependent upon such complex factors as inflation, changes in the doctrines of legal liability and size of damage awards. Because of the variables involved, the reserving process results in an estimate rather than an exact calculation of liabilities.

          Liabilities for self insured losses, including loss adjustment expenses, are revalued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other social and economic factors are considered in the valuation process. A provision for inflation in the calculation of future claim costs is implicit since reliance is placed on both actual historical data which reflect past inflation and on factors which are judged to be appropriate additions to or modifiers of past experience such as industry experience. Adjustments to previously estimated liabilities in connection with establishing self-insurance reserves are reflected in current operating results in the period in which they are determined.


        COMPETITION
        -----------
          The waste services industry is very competitive and requires substantial labor and capital resources. The Company encounters competition from large national waste management companies (WMX Technologies, Inc.,Browning-Ferris Industries, Inc., Sanifill and USA Waste Services, Inc.), smaller regional companies and numerous local independent operators. The Company also competes with municipalities and industrial facilities which provide their own waste management services. Some of the Company's competitors are much larger and have greater financial resources than the Company. Competition in the Company's markets is based primarily on service, reliability, and price.

          The Company competes for landfill business on the basis of tipping fees, geographical location, and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills, to which they send their waste. The Company competes for collection accounts primarily on the basis of price and the quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share.


        EMPLOYEES
        ---------
          The Company currently employs approximately 1,770 persons, consisting of approximately 90 managers and executives, approximately 1,110 persons employed in collection, transfer, resource recovery and disposal activities, approximately 200 persons employed in equipment repair and maintenance, and approximately 370 persons employed in sales, clerical, data processing and other activities. Approximately 29% of the Company's employees are represented by a union under collective bargaining agreements. The Company did not experience a significant work stoppage in any of the reporting periods covered by this Form 10-K and believes its employee relations are good.


        Item 2.  Properties.
        -------  ----------
          The principal fixed assets of the Company consist of vehicles and equipment which include approximately 1,240 collection, recycling, transfer and support vehicles, an estimated 1,030,000 storage containers, roll-off boxes and recycling bins, and approximately 240 portable and stationary compactors.

          Substantially all of the Company's buildings, truck yards, trucks, etc. are owned by the Company rather than leased.
        Company holdings include approximately 2,800 acres of real property, including approximately 2,550 acres used or being developed as landfills. It leases an additional 130 acres of which 64 acres are for landfill. The total space of all buildings utilized by the Company is approximately 545,000 square feet.

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

        Item 3.  Legal Proceedings.
        -------  -----------------
          On or about October 13, 1993 the Company was served with a class action lawsuit now entitled In re Western Waste Industries
                                          ------------------------------

        Securities Litigation, Case No. CV-93 6126 KN filed in the United
        ---------------------
        States District Court for the Central District of California.
        The complaint alleges that the Company violated federal securities laws with regard to certain disclosures and representations made by the Company and certain alleged omissions on the part of the Company in connection with merger negotiations between the Company and Browning-Ferris Industries ("BFI"). The plaintiffs allege that they and all other persons or entities that bought the stock of the Company during the period of September 2, 1993 through October 7, 1993 suffered damages as a result of changes in the market price of the Company's common stock. The Company does not believe that it has violated any laws with regard to the BFI matter and intends to vigorously defend the lawsuit.

          On or about August 9, 1994 a complaint was filed in
        Rancho Disposal Services, Inc., et al. v. Western Waste
        -------------------------------------------------------
        Industries, et al., San Bernardino Superior Court Case No. SCB ------------------ 14473. The Complaint seeks damages and an injunction for the alleged violation of California Business and Professions Code Sections 17047, 17200, and 17500 and for intentional interference with existing and prospective economic relations. The complaint alleges that the Company does not hold a validly issued permit to operate within a certain geographic area in the County of San Bernardino and that the Company has engaged in predatory pricing. The complaint also alleges that the Company has violated a San Bernardino County ordinance by engaging in discriminatory and non-uniform pricing of its refuse hauling services. In addition to the injunction, the complaint prays for three times the actual damages incurred by plaintiffs, punitive and exemplary damages in the amount to be proven at the time of trial, reasonable attorneys' fees and costs of suit. The Company believes it has valid defenses to the allegations and intends to vigorously defend the suit. The Company has filed a cross-complaint against the plaintiffs for engaging in improper pricing activities.

          In July 1994, the Company reached an agreement to settle the claims asserted against it in a lawsuit captioned County of
        -----------------------------------------------------------
        Los Angeles, et al. v. Browning-Ferris Industries, Inc., et al.,
        ---------------------------------------------------------------
        Case No. 93-1807-WMS filed in the Los Angeles County Superior Court. The complaint sought indemnification on behalf of the County of Los Angeles for alleged damages resulting from hauling waste from county garbage districts to the Operating Industries Landfill. The settlement was within the range previously accrued. The settlement includes a release by the EPA with regard to the Operating Industries site.

          In or about August 1994, the case of Adcock, et al. v.
                                               -----------------

        Western Waste, et al. was filed in the United States District
        ---------------------
        Court for the Western District of Arkansas, Case No. 94-4119. This is an action originally filed by seven landowners who live near a landfill previously operated by the Company in Miller County, Arkansas. The landowners allege that the Company unlawfully received hazardous waste and that the pollutants from the waste received by the Company had contaminated their property or threatened to contaminate their property in the future. The landowners seek an unspecified amount of damages based on the contamination or threat of contamination. In addition, the landowners seek to recover damages based on the devaluation of their property due to the "stigma" of being located near a disposal site for hazardous waste. In addition, the landowners also seek to recover damages based upon their fear of developing adverse health effects. In July 1995, 135 additional plaintiffs intervened and asserted claims similar to those raised by the original plaintiffs. The Company and the other defendants have denied that any unlawful disposal of waste took place at the landfill. In or about June, 1995, the case of
        Cross, et al. v. Western Waste Industries, et al.  Miller County
        ------------------------------------------------
        Circuit Court Case No. CIV 95-149-3 was filed. This is an action by eight land owners who own property along a creek downstream from the Company's Miller County landfill. Plaintiffs allege that their property has been contaminated by releases of hazardous substances from the landfill and other hazardous substance disposal sites operated by the other defendants. The Company believes it has valid defenses to these allegations and is vigorously defending the action.

          In late December, 1994 a lawsuit styled Babich, et al. v.
                                                     -----------------
        Cadillac Fairview/California, Inc., et al. was filed in
        -----------------------------------------
        Los Angeles County Superior Court by 24 plaintiffs. Western is among 19 named defendants. The complaint asserts causes of action for nuisance and trespass seeking damages for personal injuries and property damage. The complaint alleges that Western owns a parcel of property, acquired from Cadillac Fairview/ California located in Torrance, California. The complaint alleges that Montrose Chemical Corporation and others manu-factured DDT on property at or adjacent to the property owned by Western. The plaintiffs further allege that contaminants from this property escaped to plaintiff's property, injured plaintiff and damaged the value of plaintiff's property. On June 29, 1995, this case was removed to the United States District Court. The Company has filed an answer denying any liability. The Company believes it has valid defenses to the allegations and intends to vigorously contest the case and is contemplating filing a cross-complaint once its investigation of the facts is completed.

          On or about February 2, 1995, a complaint was filed in a taxpayer lawsuit entitled David Sarosi, et al. vs County of
                                  ---------------------------------
        Riverside, et al., Riverside County Superior Court Case No.
        -----------------
        261315. The complaint does not name the Company as a defendant. The plaintiffs allege that the County and the other defendants, in connection with a contract with the Company, regarding the operation and management of the El Sobrante Landfill (the "Landfill") located within the County (the "Agreement"), engaged in various improper actions, including the unlawful sale of public property, wasting public funds, and making an unconstitutional gift of public property and funds. The complaint seeks an order voiding the Agreement and an injunction ordering the defendants to pay to the County allegedly unlawful revenues earned from th Landfill, to cease further dumping at the Landfill of out-of-county waste, return of alleged windfall profits and limiting dumping fees charged to incounty residents. The complaint also seeks general damages of $10 million and special and punitive damages, attorneys' fees and costs. The Company believes the taxpayer suit is based upon erroneous assumptions and that there are valid defenses available to the County to each of the claims asserted in the complaint.

          In addition to the above-described litigation, there are number of claims and suits pending against the Company for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste services business. In the opinion of management, the uninsured liability, if any, under these claims and suits would not materially affect the financial position or results of operations of the Company.


        Environmental Proceedings
        -------------------------
          The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. However, management believes that in the normal course of doing business, companies in the waste disposal industry, including the Company, are faced with governmental enforcement proceedings and resulting fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste disposal sites. The possibility always exists that such expenditures could be substantial, which would have a negative impact on earnings for a particular reporting period. Management believes that the existence of these proceedings does not provide an accurate reflection of the Company's operating policies, procedures and capabilities, although the Company will have to respond to those issues in filings required to be made in jurisdictions which have enacted "fitness" statutes. In any event, management of the Company believes that the ultimate resolution of such proceedings will neither individually nor in the aggregate have a materially adverse effect upon the consolidated financial position of the Company.

        Item 4.  Submission of Matters to a Vote of Security Holders.

          During the fourth quarter of fiscal 1995, no matter was submitted to a vote of the Company's security holders.

                                      PART II
                                      -------
        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


          The Company's common stock is traded on the New York Stock Exchange under the symbol "WW". The following table below sets forth by quarter for the last two years the high and low sales prices of the Company's common stock on the New York Stock Exchange.


                                          1994               1995
                                    ---------------    ---------------
                                      High     Low       High     Low
                                    -------  ------    -------  ------

        Quarter ended September 30   22-1/2    9-5/8    20-5/8   17-3/8

        Quarter ended December 31    19-3/4   10-3/8    18/5-8   13-3/8

        Quarter ended March 31       16-1/2   13-3/8    17       14-7/8

        Quarter ended June 30        20-1/2   13-5/8    20-5/8   15-3/8


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
                (In thousands, except for employee and per share data)
                                               Year Ended June 30,


---------------------------------------------------
OPERATING RESULTS         1991      1992       1993        1994      1995
                       --------   --------   --------     --------  --------
 Revenue               $199,820   $219,376   $231,205     $257,005  $270,941

 Income (loss) from
   operations            22,476     19,083    (14,562)<F**> 26,423    35,226

 Interest expense, net   (5,982)    (3,379)   ( 2,639)     ( 3,035)  ( 3,807)

 Other nonoperating
   income/(expense)       1,385    (11,444)<F*> 2,735      (   767)  (   628)

 Income (loss) before
   income taxes          17,879      4,260    (14,466)       22,621   30,791

 Net income (loss)       11,234      2,370    (10,116)       12,941   17,089

 Net income (loss) per
   share - primary          .81        .17       (.73)          .86     1.10

 Average number of
   shares outstanding    13,854     14,031     13,818        15,048   15,531

No cash dividends have been declared to date.

[FN]
<F*>  Includes a $6,600 writedown related to G.I. Industries and a provision of $4,050 related to a estimated loss on disposal of a division.
<F**> Includes $21,043 of special charges and other charges of: $6,000 related to a estimated loss on a municipal contract, $4,000 related to increased self-insurance loss reserves and $1,000 for other reserves.











                                    Page 20 of 191

                                                 At June 30,
OTHER FINANCIAL AND      ---------------------------------------------------
STATISTICAL DATA          1991       1992       1993       1994       1995
                        --------   --------   --------   --------   --------
 Total assets           $225,874   $248,509   $268,386   $284,681   $293,373
    Property and
    equipment, net       127,306    155,316    172,662    185,598    196,972

  Total long-term debt    75,405     90,037     91,618     93,390     80,190

  Shareholders' equity   116,004    122,556    122,421    139,177    160,221

  Shareholders' equity
    per share               8.37       8.73       8.86       9.25      10.32

  Number of employees      1,580      1,670      1,610      1,730      1,770

The average number of shares outstanding and per share data have been restated to reflect the two-for-one stock split which occurred in July 1990.

        Item  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

          The following discussion reviews the Company's operations for the three years ended June 30, 1995, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Selected Consolidated Financial Data.

        RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 1995
        -------------------------------------------------------------
                                    1993         1994        1995
                                   ------       -----       -----
        Revenue:                   100.0%       100.0%      100.0%
        Costs and Expenses:
          Operating                 81.2         74.7        72.4
          Selling, general
            & administrative        16.0         15.0        14.6
          Special charges            9.1            -           -
                                   -----        -----       -----
                                   106.3         89.7        87.0
                                   -----        -----       -----
        Income (loss) from
          operations               ( 6.3)        10.3        13.0
        Net nonoperating
          income (expense)             -        ( 1.5)      ( 1.6)
                                   -----        -----       -----
        Income (loss) before
          income taxes             ( 6.3)         8.8        11.4
        Income taxes (benefit)     ( 1.9)         3.8         5.1
                                   -----        -----       -----
        Net Income                 ( 4.4%)        5.0%        6.3%
                                   =====        =====       =====

                                    Page 21 of 191
        Revenue
        -------
             The increase in revenue over the last three fiscal years has resulted from price increases, obtaining additional franchise agreements, and expanding the customer base.

             Components of the increases in revenue are as follows:

                                                  Year Ended June 30,
                                               -------------------------

                                               1993      1994      1995
                                               -----     -----     -----

         Purchased assets . . . . . . . . .     2.8%       .2%       .1%
         Price changes    . . . . . . . . .       -         -       3.6
         Volume changes   . . . . . . . . .       -         -       1.7
         Price and volume changes . . . . .     2.6      11.0         -
                                               -----     -----     -----

                                                5.4%     11.2%      5.4%
                                               =====     =====     =====

             The principal factors affecting the increased revenue growth in fiscal 1994 were (i) the overall improvement in the economy from the economic recession which had adversely affected many of the Company's markets, particularly California, and, (ii) new operations in San Jose and Sunnyvale, California.

             In fiscal 1995 the Company obtained price increases in certain collection markets and experienced market increases in recycling prices. The recycling revenue increase, which represents 25% of the revenue increase, resulted from 1995 average prices for recyclable materials being significantly higher than the previous year's. While the Company does not expect average prices to continue at these all-time high levels, market analysts do not expect a return to historical low levels. Since these prices are subject to changing market conditions, no assurances can be given that recycling revenue will continue to contribute to future revenue growth at the same rate as in 1995.


        Costs of Operation
        ------------------
             Operating expenses consist primarily of wages and benefits for operating personnel, insurance costs, disposal site fees and equipment operating costs. Operating costs decreased in fiscal 1994, as a percentage of revenue, due principally to (i) charges incurred in fiscal 1993 of $6,000,000 related to a estimated loss on a municipal contract and $4,000,000 related to increases in self-insurance reserves (ii) increases in volume at the Companys' landfill operations, including an increase in the volume of out-of-county waste at El Sobrante landfill, which generally have

                                    Page 22 of 191
        lower operating costs than waste collection operations and
        (iii) revenue growth resulting from rate increases.

             Operating costs decreased in fiscal 1995, as a percentage of revenue, due primarily to (i) rate increases without comparative increases in costs; and (ii) a reduction in the municipal contract loss estimate originally established in fiscal 1993; offset by (i) an impairment loss from greenwaste operations; and
        (ii) an increase in dump fees.

             On June 30, 1992, the Company entered into an agreement with the City of San Jose, to provide refuse and recycling services, for a term of six years, with service beginning July 1, 1993. During the initial months of the contract, it became apparent that the level of services required for the contract and related costs of operation would be greater than originally envisioned. This occurred, in part, due to factors outside of the control of the Company. As a consequence, most of the increased cost could not have been anticipated or estimated prior to the start of the
        contract.   The Company estimated that it would incur a loss of
        $6,000,000 over the life of the contract, in order to satisfy the service requirements of the contract and accordingly accrued that amount in the fourth quarter of fiscal 1993. Through 1995 the Company incurred $3,050,000 of the projected loss. As of June 30, 1995, the Company revised its estimate of the loss related to the remaining contract period resulting in a reduction of the accrual of approximately $950,000. This reduction was based mainly on improved recycling market prices and operating margins. The Company believes that the remaining $2,000,000 is adequate to cover any future losses related to this contract.

             In the fourth quarter of fiscal 1993, the Company performed a detailed analysis of its self-insured loss liability, considering the trend of increasing development of known claims, along with the pattern shown by settlement payments. As a result of this analysis, the Company increased its reserve for self-insured losses by $4,000,000. The Company continues to monitor trends on an on-going basis and performs a detailed actuarial analysis during the fourth quarter of each year. The process of estimating loss reserves is a difficult and complex exercise involving many variables, uncertainties, and subjective judgements, and therefore, there is no assurance that the reserve balance will reduce the possibility of adverse reserve developments in subsequent reporting periods.

             During fiscal 1995 the Company experienced significant competition in the greenwaste market resulting in a decrease in price and volume and negative cashflow from operations. The Company believes that this environment will continue in the foreseeable future. Accordingly the Company evaluated the ongoing value of the fixed assets, covenants, and goodwill associated with its greenwaste operations. Based on this evaluation, the Company determined that assets with a carrying value of $4,473,000 were impaired and wrote them down by

                                    Page 23 of 191
        approximately $1,242,000 to their fair value. The Company obtained independent appraisals of its fixed assets in order to determine fair value. The impairment loss is included in Operating Expenses in the fiscal 1995 Consolidated Statement of Operations.


        Selling, General and Administrative Expenses
        --------------------------------------------
             Selling, general and administrative expenses, decreased as a percentage of revenue in fiscal 1994 primarily as a result of the Company's continuing effort to control costs and improve margins. In early fiscal 1994, the Company reviewed the selling, general and administrative expense levels as compared to the industry, and subsequently set a goal to reduce these levels to 15%, which was achieved.

             Selling, general and administrative expenses, continued to decrease as a percentage of revenue in fiscal 1995. Reductions in fiscal 1995 were the result of (i) rate increases without corresponding costs, and (ii) continued monitoring of expense levels; offset by (i) increased legal costs related the G.I. Industries bankruptcy, whereby the Company is seeking to recover amounts previously written off, and other legal matters, and (ii) the writedown of certain computer hardware and software, which is being replaced. It was the Company's goal to reduce selling, general and administrative expenses to below 14% in fiscal 1995. Without the discretionary offsets noted above, these expenses would have been 14% of revenue.


        Special Charges
        ---------------
             Special charges of $21,043,000 were included in fiscal year 1993's results of operations. The Company re-evaluated its
        landfill   activity in fiscal 1993, focusing on the economic
        viability of landfill projects under development and closure and post-closure requirements. As a result of revised projections, estimates, and certain regulatory agency communications regarding permitting activity in progress, the Company recorded special charges in the third quarter of fiscal 1993 of (i) $10,143,000 related to reserves for certain landfill development projects and
        (ii) $6,900,000 to establish additional reserves, above those estimated to be required on an ongoing annual basis, for potential future expenditures relating to the long-term requirements for closure/post closure management of certain Company landfills. Also as a part of the Company's review of facilities and land requirements, the Company recorded a $2,000,000 general reserve for property no longer needed for operations and established a loss reserve of $2,000,000 for other matters. The balance of the reserves related to (i) writeoffs and landfill development projects and (ii) real property totaled $3,600,000 and $1,800,000 respectively, as of June 30, 1995.


                                    Page 24 of 191
        Company management believes that the these reserves remain adequate as of June 30, 1995.


        Non-Operating Income (Expense)
        ------------------------------
             Interest expense increased $354,000 or 10.2% in fiscal 1994, and $1,515,000 or 39.5% in fiscal 1995. The increase in interest expense in fiscal 1994 was due primarily to higher average debt levels while in 1995 the increase was due to increases in average borrowing rates offset by lower average debt levels. Interest rates on the Company's revolving credit agreement averaged 6.5% for fiscal 1995 versus 5.0% for fiscal 1994. Total debt in fiscal 1995 averaged approximately $90,000,000 as compared to approximately $93,000,000 in fiscal 1994. The Company capitalized interest costs of $1,151,000, $953,000 and $820,000 in fiscal 1993, 1994 and 1995, respectively, related to the development of certain landfill and other construction projects.

             Interest income increased $743,000 in fiscal 1995 as compared to 1994 due primarily to the restricted cash discussed in Liquidity and Capital Resources.

             The Company recorded a gain of $2,800,000 in the third quarter of fiscal 1993 related to the sale of the Company's equity investment in common stock of Best Pak Disposal. This gain is included in Other non-operating income (expense) in fiscal 1993.

             In connection with the Company's decision to dispose of a truck body manufacturing division in fiscal 1992, the Company recorded a provision of $4,050,000 to reflect the estimated loss on disposition, including estimated future costs and operating results. In fiscal 1995, the Company completed the disposal.

        Income Taxes
        ------------
             The effective income tax rates for fiscal 1993, 1994, and
        1995 were 30%, 45% and 45%, respectively.   The effective rate
        for 1993 reflects a $86,000 reduction related to the change in the federal corporate income tax rate from 34% to 35%, retroactive to July 1, 1993 in accordance with the Revenue Reconciliation Act of 1993. In fiscal 1994, the Company recognized a benefit of $414,000 from the adoption of FASB 109. The Company has a net deferred tax asset of $405,000 at June 30, 1995, all of which the Company has determined is realizable due to available taxable income in the carryback period.

             The Company's corporate tax returns are currently being
        audited by the Internal Revenue Service (IRS) for fiscal years
        1989 through 1993.  In September 1995, the Company reached a tentative settlement agreement with the IRS for fiscal years 1989 and 1990 and resolved certain other open issues for other years.
        The Company will pay additional tax and interest of approximately
                                    Page 25 of 191
        $2,200,000, which is within amounts previously accrued. Also, as part of the settlement, the deductibility and amortization period of certain intangibles were changed, which will result in the deductibility of certain previously undeductible goodwill.


        Net Income
        ----------
             Net income increased $23,057,000 and $4,148,000 from fiscal 1993 to 1994 and 1994 to 1995. The increase in net income for fiscal 1994 and 1995 reflects the factors discussed above.



        FINANCIAL CONDITION
        -------------------

        Liquidity and Capital Resources
        -------------------------------
             The solid waste industry is capital intensive. The Company has financed its operations and capital expenditures through cash flow from operations, borrowings and issuances of common stock. Cash provided by operations was $36,245,000 and $49,023,000 in fiscal 1994 and 1995, respectively, while additions to debt provided $15,028,000 and $18,675,000 in those fiscal years, respectively. These funds have been used to purchase property and equipment, to develop and expand new and existing landfill sites, and to finance the Company's expansion of services.

             At June 30, 1994 and 1995, working capital amounted to $20,660,000 and $15,288,000, respectively. The current ratio was
        1.5 to 1 at June 30, 1995 as compared to 1.6 to 1 a year earlier. Trade receivables represent the largest portion of current assets totaling $30,244,000 and $28,993,000 at June 30, 1994 and 1995,
        respectively. Days sales in trade receivables were 37 days for fiscal 1994 and 38 days for fiscal 1995. The allowance for doubtful trade accounts as a percentage of trade receivables was 4.7% and 4.5% at the end of fiscal 1994 and fiscal 1995, respectively.

             The Company has an unsecured revolving credit agreement,
        (the "Agreement") which provides for borrowings up to $100 million.  The Agreement currently matures on June 1, 1997 and has a $16.5 million quarterly commitment reduction commencing March
        1, 1996.  On or before the first day of October of each year, the
        Company has the option to request an extension of the revolving period and the termination date with the approval of its banks.
        The Company is in the process of negotiating a new agreement and therefore has not filed an extension request.  At the Company's option, borrowings under the Agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate
        (LIBOR) plus .75% to 2.0%, (.75% at June 30, 1995), depending upon certain ratios.  Outstanding borrowings under the Agreement
                                    Page 26 of 191

       were $44 million at June 30, 1995. The Agreement requires no compensating balances. Under the terms of the Agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

             During the second quarter of fiscal 1995, the Company issued, through the California Pollution Control Financing Authority, $24 million of tax exempt bonds (the "bonds") with a floating rate (3.76% as of June 30, 1995) which is set weekly by a remarketing agent. Simultaneously, as part of the overall tax exempt bond financing, the Company entered into an interest rate swap agreement with a major bank, with a term of five years. The Company entered into this interest rate swap agreement to modify the interest characteristics of this debt from a floating rate to a fixed rate of 6.29%. The Company's objective with this swap agreement is to minimize the impact of increases in interest-rates over the term of the swap agreement. This represents approximately 31% of outstanding floating rate debt. The Company has not entered into any other interest rate swaps.

             As of June 30, 1995, the Company had $6.4 million in restricted cash. This cash, which is related to the California Pollution Control Bonds discussed above, is held in custody by a Trustee and is restricted as to withdrawal or use for qualified
        fixed asset expenditures.    The $6.4 million, is expected to be
        received over the remainder of fiscal 1996 and is included with Other Assets as of June 30, 1995. Based upon current cash flow from operations and estimated capital expenditures, the Company intends to use the receipt of the reimbursement proceeds to reduce revolving credit agreement borrowings.

             The Company's debt to equity ratio was .50 to 1.0 at June 30, 1995 and .67 to 1.0 at June 30, 1994.

             During the year ended June 30, 1995, the Company made capital expenditures of approximately $36 million for property and equipment. The Company estimates that total capital expenditures for fiscal 1996 will be approximately $50 million. The Company believes that cash provided by operations, and cash available under its revolving credit agreement will be sufficient for its capital expenditure requirements. In addition, the Company is exploring various municipal contract opportunities.
        As part of the Company's renewed acquisition program, several potential acquisitions are being considered. Such acquisitions, if completed, will be financed utilizing cash, debt or stock.

             In April 1995, the Company filed a shelf registration
        statement on Form S-4 covering 3,000,000 shares of common stock with the Securities and Exchange Commission.  The Registration
        Statement became effective in May 1995.  The shares may be issued by the Company from time to time in connection with the
        acquisition of solid waste businesses.  The Company believes that cash provided by operations, cash available under its revolving
                                    Page 27 of 191
        credit agreement, and cash from other external sources will be sufficient for its cash acquisition financing needs.

             The following table summarizes the dollar amount of capital asset additions by major category:
                                                    Year ended June 30,

                                   ------------------------------------------
                                           1993          1994           1995
                                       -----------   -----------    -----------
        Land                           $   367,000   $   233,000    $    34,000
        Landfill sites                  11,278,000     6,125,000     10,968,000
        Building and
          leasehold improvements         7,202,000     7,098,000      5,785,000
        Vehicles                        15,640,000    14,743,000     10,617,000
        Containers and other             9,230,000     7,257,000      8,965,000
                                       -----------   -----------    -----------

                                       $43,717,000   $35,456,000    $36,369,000
                                       ===========   ===========    ===========


        Inflation
        ----------
             Inflation has had a minimal impact on the Company's operations for the periods referred to above as most of the Company's collection operations are under contracts that provide for rate adjustments based upon increases in the consumer price index.
        These contracts reduce the Company's vulnerability to inflation. However, in the case of rapid changes in certain costs, such as fuel and disposal costs, rate increases may lag behind cost increases.


        Environmental Matters
        ---------------------
             Closure and post-closure costs are accrued and charged to cost of operations over the estimated remaining useful lives of landfill facilities. These accruals are based on estimates from periodic management reviews. The closure and post-closure requirements for the Company's municipal solid waste landfills are established by Subtitle D or the applicable states' adopted and EPA approved Subtitle D implementation plan. In performing the review for each facility, the Company analyzes actual costs incurred versus total estimated costs, updates prior cost estimates to reflect current regulatory requirement, and considers requirements of proposed regulatory changes.

             Closure and post-closure accruals consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

                                    Page 28 of 191
             The Company accounts for closure and post-closure accruals by comparing the total estimated closure and post-closure cost with the existing reserve. The difference is accrued and charged to cost of operations as airspace is consumed.

             Summarized closures and post-closure information is as follows (note that the following information includes only acreage in which the Company is liable for closure and post-closure costs);

                           CLOSURE AND POST-CLOSURE COSTS
                           ------------------------------
        Payments   Accruals                           No. Of     Cost
        Thru       At          Future                 Permitted  Per
        6/30/95    6/30/95     Costs      Total       Acres      Acre
        ---------  ----------  ---------- ----------- -----  -------

        $5,017,000 $9,180,000 $23,130,000 $37,327,000  595   $62,734



































                                    Page 29 of 191
                          Report of Independent Auditors
                          ------------------------------

        Board of Directors and Shareholders
        Western Waste Industries

        We have audited the accompanying consolidated balance sheets of Western Waste Industries and subsidiaries as of June 30, 1994 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Waste Industries and subsidiaries at June 30, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


        As discussed in Note 8 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes, and as discussed in Note 1 to the consoldiated financial










                                    Page 30 of 191
        statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets.


                                                  /s/ ERNST & YOUNG LLP

        Long Beach, California
        August 25, 1995,
        except for Note 8 as to which the date is, September 12, 1995












































                                    Page 31 of 191

                                    Western Waste Industries
                                Consolidated Statement of Operations
                                       Year Ended June 30,
                                  -----------------------------------------
                                     1993           1994           1995
                                 ------------   ------------   ------------
Revenue                          $231,205,000   $257,005,000   $270,941,000
                                 ------------   ------------   ------------
Costs and expenses:
  Operating                       187,648,000    192,099,000    196,235,000
    Selling, general
    and administrative             37,076,000     38,483,000     39,480,000
  Special charges                  21,043,000              -              -
                                     ------------   ------------   ------------
  Total costs and expenses        245,767,000    230,582,000    235,715,000
                                 ------------   ------------   ------------
    Income (loss) from operations (14,562,000)    26,423,000     35,226,000
Nonoperating income (expense):
Interest income                       841,000        799,000      1,542,000
Interest expense                   (3,480,000)    (3,834,000)    (5,349,000
Other                               2,735,000     (  767,000)    (  628,000)
                                 ------------    -----------   ------------
    Net nonoperating
    income (expense)                   96,000     (3,802,000)    (4,435,000)
                                 ------------    -----------   ------------
Income (loss) before income taxes
  and cumulative effect of
  accounting change               (14,466,000)    22,621,000     30,791,000
 Income taxes (benefit)            ( 4,350,000)    10,094,000     13,702,000
                                     ------------    -----------   ------------
Income (loss) before cumulative
  effect of accounting change     (10,116,000)    12,527,000     17,089,000
Cumulative effect of
  accounting change                         -        414,000              -
                                 ------------   ------------   ------------
Net income (loss)                $(10,116,000)  $ 12,941,000   $ 17,089,000
                                 ============   ============   ============
Earnings (loss) per common share:
  Primary
    Income (loss) before cumulative
      effect of accounting change  $     (.73)  $        .83   $       1.10
    Cumulative effect of
      accounting change                     -            .03              -
                                     ------------   ------------   ------------
    Net income (loss)            $       (.73)  $        .86   $       1.10
                                     ============   ============   ============
  Fully diluted
    Income (loss) before cumulative
      effect of accounting change  $     (.73)  $        .80   $       1.10
    Cumulative effect of
      accounting change                     -            .03              -
                                     ------------   ------------   ------------
    Net income (loss)            $       (.73)  $        .83   $       1.10
                                     ============   ============   ============
  The accompanying notes are an integral part of these statements.

                                    Page 32 of 191
   Western Waste Industries   Consolidated Balance Sheet

                                                              June 30,

                                                    ---------------------------
                                                         1994           1995
                                                     -----------   ------------
     Assets
     Current assets:
       Cash and short-term investments              $  9,935,000   $  6,484,000
       Receivables, less allowance of $1,611,000
         in 1994, and $1,738,000 in 1995              31,367,000     29,596,000
       Supplies                                        3,349,000      3,320,000
       Prepaid expenses                                2,842,000      3,762,000
       Other current assets                            1,323,000        199,000
       Deferred income tax benefit                     5,319,000      4,101,000
                                                     -----------   ------------
        Total current assets                          54,135,000     47,462,000
     Property and equipment, net                     185,598,000    196,972,000
     Purchased routes, net                             9,410,000      7,340,000
     Goodwill, net                                    21,818,000     19,994,000
     Other assets                                     13,720,000     21,605,000
                                                     -----------   ------------
                                                    $284,681,000   $293,373,000
                                                    ============   ============

     Liabilities and Shareholders' Equity
     Current liabilities:
       Current instalments of long-term debt        $  1,526,000   $  1,308,000
       Accounts payable                                8,764,000      9,159,000
       Accrued payroll and related costs               3,325,000      3,885,000
       Other current liabilities                      19,860,000     17,822,000
                                                     -----------   ------------
          Total current liabilities                   33,475,000     32,174,000

     Long-term debt, excluding current instalments    91,864,000     78,882,000
     Other liabilities                                17,218,000     18,400,000
     Deferred income taxes                             2,947,000      3,696,000
     Commitments and contingencies                            --             --
     Shareholders' equity:
       Preferred stock, no par value; 2,000,000
         shares authorized; none issued or
         outstanding                                          --             --
       Common stock, no par value; 50,000,000
         shares authorized; issued and outstanding
         14,333,612 shares in 1994 and 14,612,599
         in 1995                                      75,659,000     79,614,000
       Retained earnings                              63,518,000     80,607,000
                                                     -----------   ------------
          Total shareholders' equity                 139,177,000    160,221,000
                                                     -----------   ------------
                                                    $284,681,000   $293,373,000
                                                    ============   ============
      The accompanying notes are an integral part of these statements.
                                    Page 33 of 191

     Western Waste Industries  Consolidated Statement of Shareholders' Equity

                               Common Stock
                        --------------------------     Retained
                           Shares        Amount        Earnings        Total
                        -----------    -----------    -----------   -----------
   Balance at July 1,
    1992                13,775,202    $61,934,000    $60,622,000   $122,556,000

   Stock issued in
    connection with:

    401(k) plan             47,309        506,000              -        506,000

    Stock option plans      44,050        449,000              -        449,000

    Acquisitions                 -      8,955,000         71,000      9,026,000

   Net Loss                      -              -    (10,116,000)
(10,116,000)
                       -----------    -----------    -----------   ------------
   Balance at
    June 30, 1993       13,866,561     71,844,000     50,577,000    122,421,000
                       -----------    -----------    -----------   ------------
   Stock issued in
    connection with:

    401(k) plan             39,441        566,000              -        566,000

    Stock option plans     284,610      4,219,000              -      4,219,000

    Guaranteed value
      commitments          240,000              -              -              -

   Cancellation of stock   (97,000)      (970,000)             -
(970,000)
   Net Income                    -              -     12,941,000     12,941,000
                       -----------    -----------    -----------   ------------
   Balance at
    June 30, 1994       14,333,612     75,659,000     63,518,000    139,177,000
                       -----------    -----------    -----------   ------------
   Stock issued in
    connection with:

    401(k) plan             37,869        661,000              -        661,000

    Stock option plans     241,118      3,294,000              -      3,294,000

   Net Income                    -              -     17,089,000     17,089,000
                       -----------    -----------    -----------   ------------
   Balance at
    June 30, 1995       14,612,599    $79,614,000    $80,607,000   $160,221,000
                       ===========    ===========    ===========   ============
       The accompanying notes are an integral part of these statements.

                                    Page 34 of 191
   Western Waste Industries  Consolidated Statement of Cash Flows
                                                YEAR ENDED JUNE 30,
                                         1993          1994          1995
Operating Activities:                 ------------   ------------  ----------
 Net income (loss)                    $(10,116,000)  $12,941,000  $17,089,000
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization        18,678,000    22,047,000   26,999,000
   Bad debt expense                      1,858,000     1,965,000    1,579,000
   Uninsured claims                      3,723,000     1,728,000    1,407,000
   Employer portion-401(k) contribution    506,000       566,000      661,000
   Deferred income taxes                (8,976,000)    1,327,000    1,967,000
   Loss on municipal contract            6,000,000             -     (950,000)
   Gain on sale of minority investment  (2,829,000)            -            -
   Cumulative effect of accounting change        -      (414,000)
   Loss on disposition of assets           157,000     1,164,000      628,000
   Special charges                      21,043,000             -            -
   Changes in operating assets
    and liabilities net of effects
    of purchased businesses:
     Decrease (increase) in receivables (1,882,000)   (6,045,000)   1,162,000
     Decrease (increase) in other assets 1,891,000     4,979,000   (2,429,000)
     Increase (decrease) in
      accounts payable                      48,000    (  171,000)     395,000
     Increase (decrease) in
      other liabilities                  6,171,000    (3,842,000)     515,000
   Net cash provided by                -----------   -----------     --------
    operating activities                36,272,000    36,245,000   49,023,000
Investing activities:                  -----------   -----------  -----------
 Purchases of property and equipment   (34,980,000)  (44,293,000) (36,386,000)
 Proceeds from sale of investments       7,000,000             -     200,000
 Proceeds from disposition of assets       270,000     1,976,000     870,000
   Net cash used in investing          -----------   -----------  ----------
    activities                         (27,710,000)  (42,317,000) (34,316,000)
Financing activities:                  -----------    ----------   ----------
 Proceeds from revolving lines of credit
 and long-term borrowings, net of
 restricted cash                        13,515,000    15,028,000   18,675,000
  Principal payments on debt           (20,954,000)  ( 4,574,000) (39,450,000)
  Proceeds from sale of stock              419,000     3,294,000    2,617,000
    Net cash provided (used) by        -----------   -----------   ----------
     financing activities              ( 7,020,000)   13,748,000  (18,158,000)
 Increase (decrease) in cash and       -----------   -----------   ----------
  short-term investments                 1,542,000     7,676,000   (3,451,000)
Cash and short-term investments at
 beginning of year                         717,000     2,259,000    9,935,000
                                       -----------   -----------   ----------
Cash and short-term investments at end
 of year                               $ 2,259,000   $ 9,935,000   $6,484,000
                                       ===========   ===========   ==========
    The accompanying notes are an integral part of these statements.

                                    Page 35 of 191
        Western Waste Industries  Notes to Consolidated Financial
        Statements

        June 30, 1995

        Western Waste Industries is a integrated solid waste services company, providing collection, recycling, composting and disposal services for commercial, industrial and residential customers. The Company operates as a single business segment.

        Note 1  Summary of significant accounting policies:
        --------------------------------------------------
        Principles of consolidation-The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and short term investments-Short term investments generally consist of highly liquid investments with a maturity of three months or less.

        Property and equipment-Property and equipment are recorded at cost. Landfill sites and site improvements are carried at cost and to the extent this exceeds estimated end use realizable value, such excess is amortized over the remaining estimated useful life of the site. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. In fiscal 1993, 1994 and 1995, respectively, $1,151,000, $953,000 and $820,000 of
        interest cost was capitalized.   Depreciation and amortization of
        other property and equipment are provided for by using the straight-line method over their estimated useful lives.
        Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease.

        Purchased routes-Purchased routes are amortized on a straight-line basis over the contract periods or estimated service periods, generally 10 years. Accumulated amortization at June 30, 1994 and 1995 was $16,640,000 and $18,414,000, respectively.

        Impairment of long-lived assets-In the fourth quarter of fiscal 1995, the Company adopted FASB Statement No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires the Company to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the Statement, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the assets (assets to be held


                                    Page 36 of 191
        and used) or fair value less cost to sell (assets to be disposed
        of).

        Goodwill-Consideration paid in excess of the fair market value of net assets acquired is recorded as goodwill and is generally amortized on a straight-line basis over 40 years. During fiscal 1993 and 1994, the carrying value of goodwill was reviewed if the facts and circumstances suggested that it may be impaired.
        If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. In fiscal 1995, the Company accounted for impairment as discussed above under "Impairment of Long-Lived Assets". Accumulated amortization at June 30, 1994 and 1995 was $2,794,000 and $3,379,000, respectively.

        Deferred bond issue costs-Expenses related to the issuance of Pollution Control Revenue Bonds and Solid Waste Disposal Revenue Bonds (see Note 7) are included in other assets and are amortized over the life of the bonds using the straight-line method. At June 30, 1994 and 1995, the unamortized portion of deferred bond issue costs amounted to $286,000 and $714,000, respectively.

        Closure and post-closure reserves-The Company will have material financial obligations relating to closure and post-closure costs of landfill facilities it operates or for which it is otherwise responsible. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure activities, will approximate $32,000,000. Closure and post-closure accruals consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

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

             The Company had closure and post-closure reserves as follows:

                                                    June 30,
                                             --------------------------
                                                 1994          1995
                                             ------------  ------------
        Current portion included in
        Other Current Liabilities           $  2,019,000   $  2,636,000
        Non-current portion included in
        Other Liabilities                      5,617,000      6,544,000
                                            ------------   ------------
                                            $  7,636,000   $  9,180,000
                                            ============   ============


        Marketable Securities-In May 1993, the FASB issued Statement
        No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Statement requires the Company to report its investment in marketable securities (see Note 5) at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. The Company adopted this statement in fiscal 1995. The effect of this adoption was not material to the financial position or results of operations of the Company.

        Note 2  Special Charges
        -----------------------
             In fiscal 1993, the Company incurred special charges in the amount of $21,043,000. These charges included principally
        (i) writeoffs and reserves of $10,143,000 related to certain landfill development projects (ii) a provision of $6,900,000 for additional reserves for potential future expenditures relating to the long-term requirements for closure/post closure management of certain of the Company's landfills and (iii) a general reserve of $4,000,000 for property no longer needed for operations and other matters. The balance of the reserves related to (i) landfill development projects and (ii) real property totaled $3,600,000 and $1,800,000 respectively, as of June 30, 1995. Company management believes that the these reserves remain adequate as of June 30, 1995.


        Note 3  Acquisitions/Divestitures:
        ----------------------------------
             In October 1990, the Company issued 300,000 shares of its common stock in exchange for all the outstanding capital stock of a waste collection company. This transaction, which was not material to the Company's financial position or results of operations when originally recorded in fiscal 1991, was accounted for as a pooling-of-interests at that time. However, as a result of new information, it was determined in fiscal 1993 that the transaction would have been more properly recorded by using the purchase method. Accordingly, the financial statements for the


                                    Page 38 of 191
        year ended June 30, 1993 reflect this revision. As the effect was not material, financial statements for prior years were not restated. Total consideration paid for this acquisition was $9,310,000 consisting of 300,000 shares of capital stock at a guaranteed price of $30 per share and $310,000 in assumed debt in excess of assets acquired. In exchange for this consideration, the Company allocated $1,215,000 to purchased routes and $8,095,000 to goodwill. As part of this transaction the Company issued 240,000 shares of common stock in fiscal 1994 as renumeration for a stock price guarantee.

             In February 1993, the Company sold its equity investment in the outstanding common stock of Best Pak Disposal resulting in a gain of $2,800,000. The gain of $2,800,000 was included in nonoperating income (expense)-other in the Consolidated Statement of Operations for the year ended June 30, 1993. As part of the fiscal 1993 transaction, the Company received 75,000 shares of common stock of USA Waste Services, Inc., valued at $1,200,000. In fiscal 1995, the Company exercised a put option on the shares and received $1,200,000.


        Note 4  Property and equipment:
        -------------------------------
             Property and equipment is composed of the following:
                                                    June 30,
                                              ------------------------
                                               1994          1995
                                            ----------    ----------
        Land                               $ 27,271,000  $ 27,533,000
        Landfill sites                       52,445,000    63,391,000
        Buildings and leasehold improvements 40,080,000    44,633,000
        Vehicles                             74,854,000    75,682,000
        Equipment and other                  81,800,000    85,875,000
                                           ------------  ------------
                                            276,450,000   297,114,000
        Less accumulated depreciation
          and amortization                   90,852,000   100,142,000
                                           ------------  ------------
                                           $185,598,000  $196,972,000
                                           ============  ============














                                    Page 39 of 191
        Note 5  Other assets:
        ---------------------

                Other non-current assets consist of the following:
                                                   June 30,
                                             ---------------------
                                               1994         1995
                                           -----------  -----------
        Marketable securities              $ 2,260,000  $ 1,518,000
        Secured note receivable              3,113,000    3,438,000
        Joint development venture            3,073,000    3,602,000
        Restricted cash                              -    6,416,000
        Other                                5,274,000    6,631,000
                                           -----------  -----------
                                           $13,720,000  $21,605,000
                                           ===========  ===========

           In fiscal 1992, the Company entered into a joint development arrangement with two other companies, for the purpose of developing a waste-by-rail project called California RailFill Systems, formerly California InteRail. The project is in the permitting stage and expects to receive solid waste from throughout Southern California. The preliminary permitting cost estimate is approximately $5,000,000 for each member of the joint development team, of which the Company has expended $4,429,000 through June 30, 1995. The Company's investment in this venture totaled $3,073,000 and $3,602,000 at June 30, 1994 and 1995, respectively.

           As of June 30, 1995, the Company had $6,416,000 in restricted cash. This cash, which is related to the California Pollution Control Bonds (see Note 7), is held in custody by a Trustee and is restricted as to withdrawal or use for qualified fixed asset expenditures.

           During fiscal 1995 the Company experienced significant competition in the greenwaste market resulting in a decrease in price and volume and negative cashflow from operations. The Company believes that this environment will continue in the foreseeable future. Accordingly the Company evaluated the ongoing value of the fixed assets, covenants, and goodwill associated with its greenwaste operations. Based on this evaluation, and in accordance with the adoption of FASB 121 (see
        Note 1) the Company determined that assets with a carrying value of approximately $4,473,000 were impaired and wrote them down by approximately $1,242,000 to their fair value. The Company obtained independent appraisals of its fixed assets in order to determine fair value. The impairment loss is included in Operating Expenses in the fiscal 1995 Consolidated Statement of Operations.





                                    Page 40 of 191
        Note 6 - Other current liabilities:
        -----------------------------------

             Other current liabilities consist of the following:

                                                     June 30,
                                              ----------------------
                                                1994         1995
                                             -----------  -----------
        Uninsured claims                     $ 6,698,000  $ 6,413,000
        Closure and post-closure reserves      2,019,000    2,636,000
        Reserve for loss on municipal contract   500,000      500,000
        Other                                 10,643,000    8,273,000
                                             -----------  -----------
                                             $19,860,000  $17,822,000
                                             ===========  ===========

             The Company has a risk management program whereby it retains the liability, subject to maximum limits, for auto, general liability, employee health and welfare benefits and workers'
        compensation.   As required by law, the Company has pledged
        certain marketable securities, (see Note 5) and has established a letter of credit in the amount of $1,366,000 as of June 30, 1995, to guarantee its workers' compensation obligations in California. The Company establishes self insured losses and loss adjustment expenses based on estimates of the ultimate cost of claims which have been reported but not fully paid, and of claims which have been incurred but not yet reported. The length of time for which such costs must be estimated varies depending on the coverage involved. Actual claim costs are dependent upon such complex factors as inflation, changes in the doctrines of legal liability and size of damage awards. Because of the variables involved, the reserving process results in an estimate rather than an exact calculation of liabilities.


        The estimated liability for uninsured claims at June 30, 1995, included in other current liabilities and other liabilities, consists of the following:

                                         Current       Long-term        Total
                                         -------       ---------     ----------
      Liability and property damage      $2,482,000     $3,800,000  $ 6,282,000
       Workers' compensation              2,931,000      3,085,000    6,016,000
       Employee health and welfare        1,000,000        382,000    1,382,000
                                         ----------     ----------   ----------
                                         $6,413,000     $7,267,000  $13,680,000
                                         ==========     ==========  ===========







                                    Page 41 of 191
           Under its current risk management programs, the Company's maximum liability per occurrence is listed below:

                           Auto and general liability         $100,000
                           Workers' compensation         $ 325,000 - $500,000
                           Employee health and welfare        $ 75,000

     Note 7  Long-term debt:
     -----------------------
          Long-term debt, which approximates market value, consists of the following:
                                                                  June 30,

                                                    -----------------------
                                                       1994         1995
                                                    ----------  ----------
Notes payable to banks, unsecured                  $82,000,000  $44,000,000
 Solid Waste Disposal Revenue Bonds,
 Series 1994A                                               -    24,000,000
Solid Waste Disposal Revenue Bonds                   8,200,000    8,200,000
Pollution Control Revenue Bonds                      1,489,000    1,133,000
Other notes payable, secured and unsecured           1,701,000    2,857,000
                                                   -----------  -----------
Total long-term debt                                93,390,000   80,190,000
Less current instalments                             1,526,000    1,308,000
                                                   -----------  -----------
Long-term debt, excluding current instalments      $91,864,000  $78,882,000
                                                   ===========  ===========

  Aggregate principal amounts of long-term debt at June 30, 1995, including capital leases, are due as follows:

                                                Year Ended
                                                 June 30,
                                               -----------
                        1996                   $ 1,308,000
                        1997                    44,990,000
                        1998                       856,000
                        1999                       828,000
                        2000                         8,000
                        Thereafter              32,200,000
                                               -----------
                                               $80,190,000
                                               ===========

             The Company's revolving line of credit (the "Agreement"),
      which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the
      Agreement bear interest at the bank's prime rate (8.75% at June 30,
      1995), and/or at the London Interbank Offered Rate (LIBOR)  plus .75 to 2.0 per cent, depending upon certain ratios.  At June 30, 1995, all borrowings were under the LIBOR option with rates ranging from
      6.75% to 6.81% and averaging 6.79%.  The Agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996.  On
                                    Page 42 of 191
      or before the first day of October of each year, the Company has the option to request an extension of the revolving period and the termination date with the approval of its banks. The Company is in the process of negotiating a new agreement and therefore has not filed the extension request. Under the terms of the Agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

           During the second quarter of fiscal 1995 the Company issued, through the California Pollution Control Financing Authority, $24,000,000 of tax exempt bonds (the "Bonds") with a term of twelve years. The Bonds are subject to a mandatory sinking fund redemption of $4,000,000 each October 1, over the period of 2001 to 2006. The proceeds of the financing are restricted to fund certain projects, including purchases of equipment, located in California counties.
      As part of this financing, the Company established an irrevocable letter of credit for the principal amount of $24,000,000 plus 52 days accrued interest on the bonds to guarantee repayment. The bonds bear interest at a floating rate (3.76% as of June 30, 1995) which is set weekly by a remarketing agent. Simultaneously with the issuance of the Bonds, the Company entered into an interest rate swap agreement with a major bank whereby the Company will pay a fixed rate of 6.29% and the bank will pay the floating rate for a period of five years. The Company records the fixed rate as interest expense.

           Solid Waste Disposal Revenue Bonds issued by the California Pollution Control Financing Authority are secured by a solid waste landfill facility constructed with bond proceeds. The bonds, which mature through 2000, bear interest at a floating rate set weekly (4.375% at June 30, 1995) until conversion to a fixed rate, at the option of the Company, for the remaining term of the bonds. As of June 30, 1995, the Company has not exercised its option of conversion to a fixed rate. The Company also has an option to redeem the bonds prior to maturity at the redemption price ranging from 100% to 103% depending on the redemption date. At June 30, 1995, the Company established in the trustee's favor an irrevocable letter of credit for the principal amount of $8,200,000 plus 123 days accrued interest on the bonds to guarantee repayment.

           Pollution Control Revenue Bonds issued by the California Pollution Control Financing Authority are secured by a solid waste disposal facility constructed with bond proceeds. Revenue from the operation of the solid waste disposal facility is pledged to secure repayment of the bonds. The Company is required to deposit into a Reserve Fund an amount equal to three months' debt service (principal and interest). The Reserve Fund balances at June 30, 1994 and 1995 were $546,000 and $588,000 respectively, and have been deducted from bond principal outstanding. Bond repayment is guaranteed up to a maximum of 80 percent by the Federal Small Business Administration. The bonds bear interest at a rate from 5.4% to 6.0% and mature from 2000 to 2005.



                                    Page 43 of 191
           At June 30, 1995, $33,000,000 of long-term debt was collateralized by land, buildings and equipment with a carrying value of $24,000,000. Interest paid during fiscal years 1993, 1994 and 1995 was $5,010,000, $4,652,000, and $5,790,000, respectively.

           The fair value of the Company's long term debt calculated using current rates offered to the Company for debt of the same remaining maturities is not materially different from the amounts included in the Consolidated Balance Sheet.

           The Company has used an interest-rate swap agreement to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest-rate volatility on future operations. Approximately 31% ($24,000,000) of the Company's outstanding floating rate debt was subject to this interest-rate swap agreement as of June 30, 1995.


      Note 8  Income taxes:
      ---------------------

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






















                                    Page 44 of 191
           Significant components of deferred tax assets and liabilities are as follows:
                                                       1994          1995
                                                   -----------    -----------
      Deferred tax assets:
        Self-insurance                             $ 4,572,000    $ 5,043,000
        Reserve for:
          Asset valuation                            4,305,000      4,668,000
          Landfill related costs                     4,094,000      4,311,000
          Loss on municipal contract                 1,348,000        959,000
          Litigation settlements                     1,013,000        115,000
          Disposal of a division                       581,000              -
        State taxes                                    595,000        802,000
        Other, net                                   1,127,000      1,385,000
                                                   -----------    -----------

          Total deferred tax assets                 17,635,000     17,283,000

      Deferred tax liabilities:
        Tax over book depreciation                  11,935,000     13,121,000
        Deferred gain on sale of asset               1,465,000      1,465,000
        Prepaid expenses                               490,000        495,000
        Property taxes                                       -        354,000
        Other                                        1,373,000      1,443,000
                                                   -----------    -----------
      Total deferred tax liabilities                15,263,000     16,878,000
                                                   -----------    -----------
      Net deferred taxes                           $ 2,372,000    $   405,000
                                                   ===========    ===========


      Income tax expense (benefit) consists of the following:

                                            Year Ended June 30,
                               ----------------------------------------------
                               Deferred Method             Liability Method
                               ---------------     --------------------------
                                          1993            1994           1995
                               ---------------     -----------     ----------
        Current:
        Federal                    $ 1,441,000     $ 7,085,000     $ 9,592,000
        State                          555,000       1,682,000       2,143,000
                                --------------      ----------       ---------
                                     1,996,000       8,767,000      11,735,000
      Deferred:
        Federal                     (4,891,000)      1,174,000       1,710,000
        State                       (1,455,000)        153,000         257,000
                                --------------     -----------       ---------
                                    (6,346,000)      1,327,000       1,967,000
                                --------------      -----------      ---------
                                   $(4,350,000)    $10,094,000     $13,702,000
                                ==============     ===========      ==========



                                    Page 45 of 191
      The provision for deferred taxes, as of June 30, 1993 consists of the following:


      Accelerated depreciation for tax purposes                $ 1,811,000
      Change in allowance valuation of properties               (  820,000)
      Reserve for:
        Landfill related costs                                  (2,992,000)
        Loss on municipal contract                              (2,460,000)
        Litigation settlements                                  (1,230,000)
        Disposal of a division                                     666,000
      Change in estimated liability for uninsured claims        (1,753,000)
      Change in certain prepaid expenses                            86,000
      Equity investment income                                  (  260,000)

      Other, net                                                   606,000
                                                               -----------
                                                               $(6,346,000)
                                                               ===========

           A reconciliation of income tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before taxes and reported tax expense is presented below:

                                                 Year Ended June 30,
                                         -----------------------------------
                                             1993          1994       1995
                                         -----------   -----------  -----------

     Income tax computed at statutory
      federal income tax rate            $(4,918,000)  $ 7,918,000  $10,777,000
     State income taxes, net of
      federal income tax benefit          (  594,000)    1,193,000    1,560,000
     Provision for non-deductible
      items                                  764,000       600,000      387,000
     Amortization and other expenses not
      deductible for tax purposes, net       398,000       383,000      978,000
                                         -----------   -----------  -----------
     Income tax expense (benefit)
      as reported                        $(4,350,000)  $10,094,000  $13,702,000
                                         ===========   ===========  ===========
     Effective tax rate                       (30.1%)        44.6%        44.5%
                                         ===========   ===========  ===========


           The Company made income tax payments of $5,014,000, $5,995,000, and $9,740,000 during fiscal years 1993, 1994 and 1995, respectively.

           The Company's corporate tax returns are currently being audited by the Internal Revenue Service (IRS) for fiscal years 1989 through 1993. The IRS has proposed adjustments for these years, which the Company is vigorously protesting, which neither alone nor together would have a


                                    Page 46 of 191
      material effect on the Company's financial position or results of operations, when resolved.

           In September 1995, the Company entered into a settlement agreement with the IRS for fiscal years 1989 and 1990 and resolved certain other open issues for other years. The Company has paid additional tax and interest of approximately $2,200,000, which is within amounts previously accrued. Also, as part of the settlement, the deductibility and amortization period of certain intangibles were changed, which will result in the deductibility of certain previously undeductible goodwill.


      Note 9  Shareholders' equity:

           Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options as follows:

                                                       Year Ended June 30,
                                          ------------------------------------

                                               1993         1994         1995
                                         ----------   ----------   ----------
      Primary                            13,818,000   15,048,000   15,531,000

      Fully diluted                      13,818,000   15,525,000   15,531,000


           The Company presently maintains three stock option plans affording key employees and directors with the Company the right to purchase shares of its common stock. At June 30, 1995, options were available for future grants only under one of the plans, the Companys 1992 Stock Option Plan. The options may be designated as incentive or non-qualified in nature, at the discretion of the Compensation Committee of the Board of Directors, though only employees are eligible to receive incentive stock options. The Company has reserved 2,000,000 shares under its Incentive Stock Option Plan (ISOP) and an additional 2,000,000 shares under its Non-Qualified Stock Option Plan. In addition, the 1992 plan provides for the reserve of 2,000,000 shares which are to be designated as either qualified or non-qualified. The plans provide for the granting of options at a purchase price of at least 100% of the fair market value on the date the options are granted. Options are generally exercisable in instalments beginning one year after the grant date.

           The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option price. During fiscal 1993, 1994, and 1995, $30,000, $925,000, and $677,000,
      respectively, was credited to common stock.


                                    Page 47 of 191
           Information with respect to options granted under the plans is as follows:

                                                                 Non-qualified
                                                         ISOP         Plan
                                                    ------------  -----------
        Outstanding at July 1, 1993                      779,000    1,670,566
           Issued                                             --      740,400
           Canceled                                     ( 20,561)    ( 48,333)
           Exercised                                    (168,209)    (116,401)
                                                    ------------  -----------
        Outstanding at June 30, 1994                     590,230    2,246,232

           Issued                                        291,500      270,000
           Canceled                                     (  2,375)    ( 23,432)
           Exercised                                    ( 42,530)    (198,588)
        Outstanding at June 30, 1995                     836,825    2,294,212
                                                    ------------  -----------
           Exercisable at June 30, 1995                  547,325    1,438,824
                                                    ============  ============
            Option price range                      $8.00-$22.00  $8.00-$20.00


           Notes receivable of $154,000 due from employees for the purchase of shares of the Company's common stock under stock option plans, have been deducted from shareholders' equity at June 30, 1994.

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

           In April 1995, the Company filed a shelf registration statement on Form S-4 covering 3,000,000 shares of common stock with the Securities and Exchange Commission. The Registration Statement became effective in May 1995.


      Note 10  Commitments and other items:
      -------------------------------------
           The Company leases a portion of its equipment and facilities which are classified as operating leases. Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases are due at June 30, 1995, as follows:

                                        1996                  $ 2,016,000
                                        1997                       80,000


                                    Page 48 of 191
           Included above is a lease with the Company's President for the rental of one of the Company's buildings. The rental rate is, in management's opinion, comparable to that which would have been entered into with independent third parties.

            Rental expense approximated $11,415,000, $10,156,000 and $7,018,000 for the fiscal years ended June 30, 1993, 1994 and 1995, respectively. These amounts include rental payments to the President of approximately $172,000, $161,000 and $175,000 for the fiscal years ended June 30, 1993,
      1994 and 1995, respectively.

           The Company has a 401(k) plan which generally covers all full time salaried and clerical employees not represented by a bargaining agreement. Eligible employees are allowed to contribute up to the maximum allowed by law. At its discretion, the Company can match up to 50% of the amount contributed by employees. The Company's contributions for 1993, 1994, and 1995, represented by issuance of Company common stock, were $506,000 and $566,000, and $661,000, respectively.

           In connection with the Company's decision to dispose of a truck body manufacturing division in fiscal 1992, the Company recorded a provision of $4,050,000 to reflect the estimated loss on disposition, including estimated future costs and operating results. In fiscal 1995, the Company completed the disposal.

           On June 30, 1992, the Company entered into an agreement with the City of San Jose, to provide refuse and recycling services, for a term of six years, with service beginning July 1, 1993. During the initial months of the contract, it became apparent that the level of services required for the contract and related costs of operation would be greater than originally envisioned. This occurred, in part, by factors outside of the control of the Company. As a consequence, most of the increased cost could not have been anticipated or estimated prior to the start of the contract. The Company estimated that it would incur a loss of $6,000,000 over the life of the contract, in order to satisfy the service requirements of the contract and accordingly accrued that amount in fiscal 1993. Through 1995 the Company incurred $3,050,000 of the projected loss. As of June 30, 1995, the Company revised its estimate of the loss related to the remaining contract period resulting in a reduction of the accrual of approximately $950,000. This reduction was based mainly on improved recycling market prices and operating margins. The Company believes that the remaining $2,000,000 is adequate to cover any future losses related to this contract.



      Note 11  Litigation:
      --------------------
           The Company was served on October 13, 1993 with a class action lawsuit. The complaint alleges that the Company violated federal securities laws with regard to certain disclosures and representations made by the Company and certain alleged omissions on the part of the


                                    Page 49 of 191
      Company in connection with merger negotiations between the Company and Browning-Ferris Industries ("BFI"). The plaintiffs allege that they and all other persons or entities that bought the stock of the Company during the period of September 2, 1993 through October 7, 1993 suffered damages as a result of changes in the market price of the Company's common stock.

      The Company does not believe that it has violated any laws with regard to the BFI matter and intends to vigorously defend the lawsuit.

           The Company was served on August 9, 1994 with a complaint filed by certain refuse haulers in San Bernardino County alleging that the Company violated certain California Business and Professions Code Sections and also intentionally interfered with existing and prospective economic relations. The complaint alleges that the Company does not hold a validly issued permit to operate within a certain geographic area in the County of San Bernardino and that the Company has engaged in a course of conduct of predatory pricing. The complaint also alleges that the Company has violated a San Bernardino County ordinance by engaging in discriminatory and non-uniform pricing of its refuse hauling services.
      In addition to the injunction, the complaint prays for three times the actual damages incurred by plaintiffs, punitive and exemplary damages in the amount to be proven at the time of trial, reasonable attorneys' fees and costs of suit. The Company believes it has valid defenses to the allegations and intends to vigorously defend the suit. The Company has filed a cross-complaint against the plaintiffs for engaging in improper pricing activities.

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

           In or about August 1994, a case was filed in the United States
      District Court for the Western District of Arkansas. This is an action originally filed by seven landowners who live near a landfill operated by the Company in Miller County, Arkansas. The landowners allege that the Company unlawfully received hazardous waste and that the pollutants from the waste received by the Company had contaminated their property or threatened to contaminate their property in the future. The landowners seek an unspecified amount of damages based on the contamination or threat of contamination. In addition, the landowners seek to recover damages based on the devaluation of their property due to the "stigma" of being located near a disposal site for hazardous waste. In addition, the landowners also seek to recover damages based upon their fear of developing adverse health effects.  In July 1995, 135 additional plaintiffs intervened and asserted claims similar to those raised by the
                                    Page 50 of 191
      original plaintiffs. The Company and the other defendants have denied that any unlawful disposal of waste took place at the landfill. In or about June 1995, a case of was filed by eight land owners who own property along a creek downstream from the Company's Miller County landfill. Plaintiffs allege that their property has been contaminated by releases of hazardous substances from the landfill and other hazardous substance disposal sites operated by the other defendants. The Company believes it has valid defenses to the allegations and is vigorously defending the action.

           In late December 1994, a lawsuit was filed in Los Angeles County Superior Court by 24 plaintiffs. The Company is among 19 named defendants. The complaint asserts causes of action for nuisance and trespass seeking damages for personal injuries and property damage. The complaint alleges that Western owns a parcel of property, acquired from Cadillac Fairview/California located in Torrance, California. The complaint alleges that Montrose Chemical Corporation and others manufactured DDT on property at or adjacent to the property owned by Western. The plaintiffs further allege that contaminants from this property escaped to plaintiff's property, injured plaintiff and damaged the value of plaintiff's property. On June 29, 1995, this case was removed to the United States District Court. The Company has filed an answer denying any liability. The Company believes it has valid defenses to the allegations and intends to vigorously contest the case and is contemplating filing a cross-complaint once its investigation of the facts is completed.

           On or about February 2, 1995, a complaint was filed in a taxpayer
      lawsuit.   The complaint does not name the Company as a defendant.  The plaintiffs allege that the County and the other defendants, in connection with a contract with the Company, regarding the operation and management of the El Sobrante Landfill (the "Landfill") located within the County (the "Agreement"), engaged in various improper actions, including the unlawful sale of public property, wasting public funds, and making an unconstitutional gift of public property and funds. The complaint seeks an order voiding the Agreement and an injunction ordering the defendants to pay to the county allegedly unlawful revenues earned from th Landfill, to cease further dumping at the Landfill of out-of-county waste, return of alleged windfall profits and limiting dumping fees charged to incounty residents. The complaint also seeks general damages of $10,000,000 and special and punitive damages, attorneys' fees and costs. The Company believes the taxpayer suit is based upon erroneous assumptions and that there are valid defenses available to the County to each of the claims asserted in the complaint.

           In addition to the above, there are a number of claims and suits pending against the Company for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. In the opinion of management, the uninsured liability, if any, under the aforementioned claims and suits would not materially affect the financial position or results of operations of the Company.



                                    Page 51 of 191
                          UNAUDITED SELECTED QUARTERLY DATA

                          (dollars expressed in thousands,
                              except per share figures)


                                   Income                       Net Income
                                    from              Net          per
                      Revenue    operations         income    share (primary)
                      -------    ----------       ----------  ---------------
   Fiscal 1994

     First quarter    $ 62,911      $  5,201      $  2,975<Fa    $  .21<Fa>

     Second quarter     63,323         5,906         2,836          .19

     Third quarter      64,949         7,560         3,375          .22

     Fourth quarter     65,822         7,756         3,755          .24
                      --------      --------      --------       ------
                      $257,005      $ 26,423      $ 12,941       $  .86
                      ========      =========     ========       ======

   Fiscal 1995

     First quarter    $ 67,147      $  8,449      $  4,078       $  .26

     Second quarter     67,671         9,453         4,147          .27

     Third quarter      67,638         8,816         4,339          .28

     Fourth quarter     68,485         8,508         4,525          .29
                       -------      --------      --------       ------
                      $270,941      $ 35,226      $ 17,089       $ 1.10
                       =======      ========      ========       ======

   [FN]
   <Fa>    Net income and net income per share for the first quarter of fiscal 1994 includes a tax benefit of $414 or $.03 per share related to the change in accounting for income taxes.















                                    Page 52 of 191
        PART III
        --------
           Items 10, 11, 12 and 13 of Part III (except for certain information required with respect to executive officers of the Company which is set forth below) have been omitted from this report, since the Company will file with the Securities and Exchange
        Commission, not later than 120 days after the close of the fiscal year, a proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of this report which will appear in the definitive proxy statement is incorporated by reference into Part III of this report.




           The executive officers of the Company are as follows:

                                                Present Office
                      Name          Age         or Position <F1>
                      ----          ---        ------------------
        Kosti Shirvanian<F2><F3>    65   Chairman of the Board of
                                          Directors and President



        Ramsey DiLibero <F3>        67   Chief Operating Officer, Director




        Savey Tufenkian <F2><F3>    66   Executive Vice President,
                                          Secretary and Treasurer;
                                          Director



        Lawrence F. McQuaide <F3>   47   Executive Vice President,
                                          Finance



        [FN]
        <F1>    Officers serve at the discretion of the Board of Directors.

        <F2>    Kosti Shirvanian is the brother of Savey Tufenkian.

        <F3>    Member, Management Committee.  The Committee, composed of
                certain officers and two outside board members, coordinates Company operations.






                                    Page 53 of 191
           Kosti Shirvanian founded the Company in 1955 as a sole proprietorship. He became the Chairman of the Board and President when the Company was incorporated in 1964.

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

































                                    Page 54 of 191
        PART IV
        -------
        Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K

            (a)  Financial Statement, Schedules and Exhibits.

                1.  Financial Statement (included in Item 8)
                    Reports of Independent Auditors
                    Consolidated Balance Sheet - June 30, 1994 and 1995 Consolidated Statement of Operations for the Three Years
                     Ended June 30, 1995
                    Consolidated Statement of Shareholders' Equity for the
                     Three Years Ended June 30, 1995
                    Consolidated Statement of Cash Flows for the Three
                     Years Ended June 30, 1995
                    Notes to Consolidated Financial Statements

                2.  Schedules.

                    Schedule II - Valuation and Qualifying Accounts


           All other schedules have been omitted since the required information is not applicable or is included in the financial statements or the notes thereto.

                3.  Exhibits

           The exhibits to this Report are listed in the Exhibit Index elsewhere herein.


            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1995


















                                    Page 55 of 191
                                    SCHEDULE II
                                    -----------
                           VALUATION AND QUALIYING ACCOUNTS
                               WESTERN WASTE INDUSTRIES

                       For the Three Years Ended June 30, 1995

                           ALLOWANCE FOR DOUBTFUL ACCOUNTS

                        Balance       Additions     Deductions       Balance
                       beginning     Charged to        from           end of
                        of year        Expense      Allowances         year
                      ----------     ----------     ----------     ----------
             1993     $1,377,000     $1,858,000     $1,881,000     $1,354,000

             1994      1,354,000      1,965,000      1,708,000      1,611,000

             1995      1,611,000      1,579,000      1,452,000      1,738,000



                             LANDFILL DEVELOPMENT RESERVE

                        Balance       Additions     Deductions       Balance
                       beginning     Charged to        from           end of
                        of year        Expense      Allowances         year
                      ----------     ----------     ----------     ----------
             1993          0          4,000,000          0          4,000,000

             1994      4,000,000          0              0          4,000,000

             1995      4,000,000          0           435,000       3,565,000



                                REAL PROPERTY RESERVE

                        Balance       Additions     Deductions       Balance
                       beginning     Charged to        from           end of
                        of year        Expense      Allowances         year
                      ----------     ----------     ----------     ----------
             1993          0          2,000,000          0          2,000,000

             1994      2,000,000          0            206,000      1,794,000

             1995      1,794,000          0              0          1,794,000









                                    Page 56 of 191
        Exhibit Index

                 Exhibit
                   No.    Description of Exhibit
                 -------   ---------------------------------------
                  3.1       Articles of Incorporation of
                            registrant as presently in
                            effect.                                   62

                  3.2       By-laws of registrant as
                            presently in effect (Exhibit
                            3.2 to Form S-1 Registration
                            Statement No. 2-83121 and
                            incorporated herein by
                            reference.)

                  4.2       Specimen of Common Stock
                            Certificate (Exhibit 4.2 to
                            Form 10-K for the fiscal year
                            ended June 30, 1992 and
                            incorporated herein by
                            reference.)

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

                 10.2       Second amendment to the
                            Lease. (Exhibit 10.2 to Form
                            10-K for the year ended June
                            30, 1994 and incorporated
                            herein by reference)

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

                 10.4       Employee Stock Ownership Plan
                            and Employee Stock Ownership
                            Trust Agreement (Exhibit 10.7
                            to Form S-1 Registration
                            Statement No. 2-83121 and


                                    Page 57 of 191
                            incorporated herein by
                            reference.)

                 10.5       1983 Non-Qualified Stock
                            Option Plan (Exhibit 10.10 to
                            Form 10-K for the fiscal year
                            ended June 30, 1984 and
                            incorporated herein by
                            reference.)

                 10.6       Revolving Credit Agreement
                            dated as of November 19, 1992
                            among Western Waste
                            Industries, as Borrower and
                            Citicorp, USA, Inc., Bank of
                            America National Trust and
                            Savings Association, ABN AMRO
                            Bank, The Bank of Nova
                            Scotia,  The First National
                            Bank of Boston, and BHF-Bank,
                            as Lenders, and Citicorp USA,
                            Inc. as Agent for Lenders
                            ("the Revolving Credit
                            Agreement").  (Exhibit 10.1
                            to Form 10-Q for Quarter
                            Ended December 31, 1992 and
                            incorporated herein by
                            reference.)

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

                10.9        Third Amendment dated as of
                            February 25, 1995 to the
                            Revolving Credit Agreement
                            (Exhibit 10.11 to Form 10-Q
                            for Quarter Ended March 31,
                            1994 and incorporated herein
                            by reference.)



                                    Page 58 of 191
                10.10       Western Waste Industries
                            401(k) Savings and Investment
                            Plan.  (Exhibit 10.2 to Form
                            10-Q for Quarter Plan Ended
                            September 30, 1988 and
                            incorporated herein by
                            reference.)

                10.11       1992 Stock Option Plan, as
                            amended (Exhibit 10.11 to
                            Form 10-K for the year ended
                            June 30, 1994 and
                            incorporated herein by
                            reference)

                10.12       Amendment to 1992 Stock
                            Option Plan (Exhibit 10.12 to
                            Form 10-K for the year ended
                            June 30, 1994 and
                            incorporated herein by
                            reference)

                10.13       Reimbursement Agreement
                            between Western Waste
                            Industries and California
                            Pollution Control Financing
                            Authority. (Exhibit 10.13 to
                            Form 10-Q for Quarter Ended
                            December 31, 1994 and
                            incorporated herein by
                            reference.)

                 10.15      Third amendment to the Lease.             76

                 10.16      Fourth amendment to the Lease.            78

                 10.17      Western Waste Industries
                            401(k) Savings and Investment
                            Plan, as amended, dated
                            December 15, 1994.                        80

                 21.1       Subsidiaries of registrant
                            (Exhibit 22.1 to Form 10-K
                            for year ended June 30, 1993
                            and incorporated herein by
                            reference.)

                 23.1       Consent of independent                    190
                            auditors.

                 27         Financial Data Schedule.                  191




                                    Page 59 of 191
                 99.1       Amendment to 1983 Incentive
                            Stock Option and 1983 Non-
                            qualified Stock Option Plan
                            (undertakings to be
                            incorporated by reference
                            into Form S-8 Registration
                            Statement No. 33-9358)
















































                                    Page 60 of 191
        SIGNATURES
        ----------
              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the
        27th day of September, 1995.
                                             WESTERN WASTE INDUSTRIES
                                             By:  /s/ KOSTI SHIRVANIAN
                                                -------------------------
                                                Kosti Shirvanian
                                                Chairman of the Board and
                                                President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
              Signatures               Title                         Date
              ----------               -----                         ----
        /s/ Kosti Shirvanian                                      9/27/95
        ____________________      Chairman of the Board
        Kosti Shirvanian          of Directors and President
                                  (Principal Executive
                                  Officer)
        /s/ Ramsey G. DiLibero                                    9/27/95
        ____________________      Chief Operating Officer and
        Ramsey G. DiLibero        Director

        /s/ Lawrence F. McQuaide                                  9/27/95
        ____________________      Executive Vice President,
        Lawrence F. McQuaide      Finance (Principal
                                  Financial and Accounting
                                  Officer)
        /s/ Savey Tufenkian                                       9/27/95
        ____________________      Executive Vice President,
        Savey Tufenkian           Secretary-Treasurer and
                                  Director
        /s/ John W. Simmons                                       9/27/95
        _____________________     Director
        John W. Simmons

        /s/ Harry S. Derbyshire                                   9/27/95
        _____________________     Director
        Harry S. Derbyshire

        /s/ Dr. A. N. Mosich                                      9/27/95
        _____________________     Director
        Dr. A. N. Mosich

        /s/ Michael C. Palmer                                     9/27/95
        _____________________     Director
        Michael C.Palmer


                                    Page 61 of 191
                                    EXHIBIT 3.1

                                      RESTATED

                             ARTICLES OF INCORPORATION

                                         OF

                              WESTERN WASTE INDUSTRIES



          KOSTI SHIRVANIAN AND SAVEY TUFENKIAN certify that:


               1. They are the president and the secretary, respectively, of WESTERN WASTE INDUSTRIES, a California corporation.

               2. The articles of incorporation of this corporation are amended and restated to read as follows:


                             ARTICLES OF INCORPORATION

                                         OF

                              WESTERN WASTE INDUSTRIES


                                         I

               The name of this corporation is WESTERN WASTE INDUSTRIES.


                                         II

               The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.


                                        III

               This corporation is authorized to issue only one class of shares of stock, designated "Common Stock," and the total number of shares of Common Stock which this corporation is authorized to issue is Fifteen Million (15,000,000). Upon the amendment of this article as herein set forth, each outstanding

                                        -1-
                                    Page 62 of 191
          share of Common Stock shall be split up and converted into four (4) shares of Common Stock.


                                         IV

               This corporation elects to be governed by all of the provisions of the General Corporation Law effective January 1, 1977.

               3. The foregoing amendment and restatement of Articles of Incorporation has been duly approved by the board of directors.

               4. The foregoing amendment and restatement of Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of the corporation is 929,171. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.

          We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.



          Date:     April 5   , 1983    /s/ KOSTI SHIRVANIAN
               ---------------          -------------------------------
                                        KOSTI SHIRVANIAN, President



                                        /s/ SAVEY TUFENKIAN
                                        -------------------------------
                                        SAVEY TUFENKIAN, Secretary

                                    Page 63 of 191

                             CERTIFICATE OF AMENDMENT
                                         OF
                         RESTATED ARTICLES OF INCORPORATION
                                         OF
                              WESTERN WASTE INDUSTRIES



                    KOSTI SHIRVANIAN and SAVEY TUFENKIAN certify that:

                    1.   They are the president and secretary,
          respectively, of WESTERN WASTE INDUSTRIES, a California corporation.

                    2. The Restated Articles of Incorporation of this corporation are amended to add Articles V and VI as follows:

                    "V. The liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California law."

                    "VI.  This corporation is authorized to
                    provide indemnification of agents (as
                    defined in Section 317 of the California
                    Corporations Code) for breach of duty to this corporation and its shareholders through bylaw provisions or through agreements with the agents, or both, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject to the limits on such excess indemnification set forth in
                    Section 204 of the California Corporations
                    Code."

                    3. The foregoing amendment of the Restated Articles of Incorporation has been duly approved by the board of directors.

                    4. The foregoing amendment of the Restated Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of the corporation entitled to vote with respect to the foregoing amendment of the Restated Articles of Incorporation was 4,946,892. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.

                                    Page 64 of 191

                    We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.


          Date:  July 29, 1988.
                      --

                                        /s/ KOSTI SHIRVANIAN
                                        ----------------------------
                                        KOSTI SHIRVANIAN, President


                                        /s/ SAVEY TUFENKIAN
                                        SAVEY TUFENKIAN, Secretary

                                    Page 65 of 191
                              CERTIFICATE OF AMENDMENT
                                         OF
                         RESTATED ARTICLES OF INCORPORATION
                                         OF
                              WESTERN WASTE INDUSTRIES


               Kosti Shirvanian and Savey Tufenkian certify that:

               1. They are the President and the Secretary, respectively, of Western Waste Industries, a California corporation.

               2. The outstanding shares of this corporation's Common Stock are listed on the New York Stock Exchange.

               3. Article III of the Restated Articles of Incorporation of this corporation is amended to read as follows:

                                       "III.

                    (a)  This corporation is authorized to
                    issue two classes of shares, to be
                    designated Common Stock and Preferred
                    Stock, respectively. The corporation shall have authority to issue 15,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

                    (b)  The Preferred Stock may be used in any
                    number of series, as determined by the
                    Board of Directors.  The Board may by
                    resolution fix the designation and number of shares of any such series. The Board may thereafter in the same manner increase or decrease the number of shares of any such series (but not below the number of shares of that series then outstanding).

                    (c)  The Board may determine, alter, or
                    revoke the rights, preferences, privileges, and restrictions of any wholly unissued class or series of shares."

               4. An article designated "VII" is added to the Restated Articles of Incorporation of this corporation to read as follows:

                                    Page 66 of 191

                                      "VII.
                    No holder of any class of stock of this
                    corporation shall be entitled to cumulate votes at any election of directors of this corporation."

               5. The foregoing amendments of the Restated Articles of Incorporation of this corporation have been duly approved by the Board of Directors.

               6. The foregoing amendments of the Restated Articles of Incorporation of this corporation have been duly approved by the required vote of shareholders in accordance with
          Section 902 of the Corporations Code. The total number of outstanding shares of the corporation at the time the foregoing amendments were approved by the shareholders was 13,237,039. The number of shares voting in favor of the amendments equaled or exceeded the vote required. The percentage vote required was more than 50%.

               We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.

               Dated this 1st of APRIL 1991.
                          ---

                                        /s/ KOSTI SHIRVANIAN
                                        -------------------------------
                                            Kosti Shirvanian, President


                                        /s/ SAVEY TUFENKIAN
                                        -------------------------------
                                            Savey Tufenkian, Secretary

                                    Page 67 of 191
                              CERTIFICATE OF AMENDMENT
                                         OF
                          RESTATED ARTICLES OF INCORPORATION
                                         OF
                              WESTERN WASTE INDUSTRIES



                    Kosti Shirvanian and Savey Tufenkian certify that:

                    1. They are the President and the Secretary, respectively, of Western Waste Industries, a California corporation.

                    2.   Article III of the Restated Articles of
          Incorporation of this Corporation is amended to read as follows:

                                        "III

                              (a)  This corporation is authorized to
                    issue two classes of shares, to be designated Common Stock and Preferred Stock, respectively. The corporation shall have authority to issue 50,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

                              (b)  The Preferred Stock may be issued
                    in any number of series, as determined by the Board of Directors. The Board may by resolution fix the designation and number of shares of any such series. The Board may thereafter in the same manner increase or decrease the number of shares of any such series (but not below the number of shares of that series then outstanding).

                              (c)  The Board may determine, alter,
                    or revoke the rights, preferences, privileges, and restrictions of any wholly unissued class or series of shares."

                    3. The foregoing amendment of the Restated Articles of Incorporation has been duly approved by the Board of Directors.

                    4. The foregoing amendment of the Restated Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with Section 902 of the California Corporations Code. The total number of outstanding shares of this corporation entitled to vote on the foregoing amendment was 13,485,388. The number of shares voting in favor of the

                                        -7-
                                    Page 68 of 191
          amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.

                    We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

                    Dated this 25th day of September, 1991.
                               ----


                                        /s/ KOSTI SHIRVANIAN
                                        ---------------------------
                                        KOSTI SHIRVANIAN, President



                                        /s/ SAVEY TUFENKIAN
                                        ---------------------------
                                        SAVEY TUFENKIAN, Secretary































                                        -8-

                                    Page 69 of 191
                                AGREEMENT OF MERGER
                                -------------------

               THIS AGREEMENT OF MERGER (this "Agreement"), is entered into as of April _3_, 1992, by and between WESTERN WASTE INDUSTRIES, a California corporation ("Western") and UNITED PACIFIC CORPORATION, a California corporation ("United"). Western and United are sometimes collectively referred to herein as the "Constituent Corporations." Western is sometimes referred to herein as the "Surviving Corporation."

                                 R E C I T A L S:
                                 ---------------
               A. Western is a corporation duly organized and existing under the laws of the State of California. As of the date hereof, the authorized capital stock of Western consists of 50,000,000 shares of Common Stock, no par value (the "Western Common Stock"), of which 13,594,953 shares are issued and outstanding.

               B. United is a corporation duly organized and existing under the laws of the State of California. As of the date hereof, the authorized capital stock of United consists of 100,000 shares of Common Stock, no par value (the United Common Stock"), of which 100,000 shares are issued and outstanding.

               C. The Constituent Corporations have entered into an Agreement and Plan of Reorganization, dated as of April _3_, 1992, providing for the merger of United with and into Western (the "Agreement and Plan of Reorganization"), which is intended to be construed together with this Agreement in order to effectuate their purposes.

               NOW, THEREFORE, the parties hereto agree as follows:

                      I.  TERMS AND CONDITIONS OF THE MERGER
                      --  ----------------------------------
               1.1 MERGER. United shall be merged with and into Western (the "Merger"), and Western will survive the Merger. As the Surviving Corporation, Western will continue its corporate existence under the laws of the State of California. The separate existence and corporate organization of United, except insofar as it may be continued by operation of law, will terminate and cease following the Merger. The Merger will be effective as of the date on which this Agreement is duly filed with the Secretary of State of the State of California in accordance with the California General Corporation Law (the "Effective Date").

               1.2 SUCCESSION. On the Effective Date, the separate existence of United shall cease and Western shall succeed, without other transfer, to all the rights, privileges, powers, franchises and immunities and all property of United, and shall

                                        -9-
                                    Page 70 of 191
          be subject to all the obligations, debts and liabilities of United in the same manner as if Western had itself incurred them.

               1.3  CONVERSION OF SHARES.

                    1.3.1 On the Effective Date, by virtue of the Merger and without any further action on the pat of the Constituent Corporations or their respective shareholders, each outstanding share of United Common Stock shall be converted into 0.65 of a fully paid and nonassessable share of Western Common Stock.

                    1.3.2 Each share of Western Common Stock outstanding immediately prior to the Effective Date shall remain outstanding without change by virtue of the Merger.

               1.4 STOCK CERTIFICATES. On and after the Effective Date, all of the outstanding certificates that prior to that time represented shares of United Common Stock shall be deemed for all purposes to evidence ownership of any to represent the shares of Western Common Stock into which the shares of United Common Stock represented by such certificates have been converted as herein provided and shall be so registered on the books and records of Western or its transfer agents. The registered owner of any such outstanding share of United Common Stock shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to Western or its transfer agent, have and be entitled to exercise any voting and other rights with respect to and, upon surrender of the United Common Stock shall, receive any dividend and other distributions declared with respect to the shares of Western Common Stock evidenced by such outstanding certificate as provided above.

               1.5 TRANSFERS OF UNITED SHARES. If any shares of Western Common Stock are to be issued in a name other than that in which the certificate representing shares of United Common Stock surrendered for exchange is registered, it shall be a condition of such issuance that the certificate so surrendered be properly endorsed or otherwise in proper form of transfer and that the person requesting such transfer either pay to Western any transfer or other taxes required by reason of the issuance of shares of Western Common Stock to a person other than the registered holder of the certificates surrendered or establish to Western that such tax has been paid or is not payable.

               1.6 LEGENDS. All certificates evidencing shares of Western Common Stock and to be issued to holders of United Common Stock shall bear such legends as may in the opinion of counsel to Western be necessary to comply with applicable federal and state securities laws.

                                        -10-
                                    Page 71 of 191
                  II.  CHARTER DOCUMENTS, DIRECTORS AND OFFICERS
                  ---  -----------------------------------------
               2.1  ARTICLES OF INCORPORATION.  The Articles of
          Incorporation of Western as in effect immediately prior to the Effective Date shall remain the Articles of Incorporation of the Surviving Corporations from and after the Effective Date.

               2.2 BYLAWS. The Bylaws of Western as in effect immediately prior to the Effective Date shall remain the Bylaws of the Surviving Corporation from and after the Effective Date.

               2.3 DIRECTORS AND OFFICERS. The directors and officers of Western immediately prior to the Effective Date shall, from and after the Effective Date, be and remain the directors and officers of the Surviving Corporation until their respective successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with the Articles of Incorporation and Bylaws of the Surviving Corporation.

                                III.  MISCELLANEOUS
                                ----  -------------
               3.1 FURTHER ASSURANCES. From time to time, and when required by Western or by its successors and assigns, there shall be executed and delivered on behalf of United such deeds and other instruments, and there shall be taken or caused to be taken by it such further actions, as shall be appropriate or necessary in order to vest or perfect, or to confirm of record of otherwise, in Western the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of United and otherwise to carry out the purposes of this Agreement, and the directors and officers of Western are fully authorized in the name and on behalf of United or otherwise to take any and all such actions and to execute and deliver any and all such deeds and other instruments.

               3.2 TERMINATION. At any time before the Effective Date, this Agreement may be terminated and the Merger may be abandoned by mutual consent of the Boards of Directors of the Constituent Corporations, notwithstanding the approval of the Merger by the shareholders of the Constituent Corporations, or the consummation of the Merger may be deferred for a reasonable period if, in the mutual opinion of the Boards of Directors of the Constituent Corporations, such action would be in the best interests of the Constituent Corporations. This Agreement shall automatically terminate without any further action of the Constituent Corporations upon the termination of the Agreement and Plan of Reorganization.

                                    Page 72 of 191
               3.3 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

               IN WITNESS WHEREOF, this Agreement, having first been duly approved by the Boards of Directors of the Constituent
          Corporations, is hereby executed on behalf of each said corporation and attested by their respective officers thereunto duly authorized as of the date first above written.


                                        WESTERN
                                        -------
                                        WESTERN WASTE INDUSTRIES,
                                        a California corporation


                                        By:   /s/ MARK D. BOZAJIAN
                                             --------------------------
                                             EXECUTIVE VICE, PRESIDENT

                                        By:   /s/ SAVEY TUFENKIAN
                                             --------------------------
                                             SECRETARY


                                        UNITED

                                        UNITED PACIFIC CORPORATION,
                                        a California corporation


                                        By:   /s/ LANCE B. JONES
                                             -------------------------
                                             Lance B. Jones, President


                                        By:   /s/ GUS K. FRANKLIN
                                             -------------------------
                                             Gus K. Franklin, Secretary

                                    Page 73 of 191
                              CERTIFICATE OF APPROVAL
                              -----------------------

          Lance B. Jones and Gus K. Franklin hereby certify that:

               1. They are the President and the Secretary, respectively, of United Pacific Corporation, a corporation organized under the laws of the State of California (the "Corporation").

               2. The Corporation has only one class of shares, designated as Common Stock. The total number of outstanding shares of Common Stock of the Corporation is 100,000.

               3. The principle terms of the Agreement of Merger in the form attached hereto were approved by the Corporation by a vote of a number of shares of Common Stock of the Corporation which equaled or exceeded the vote required. The Common Stock was the sole class outstanding and entitled to vote, and the percentage vote required of such class was more than fifty percent (50%).

               We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.

               Executed at Gardena, California on April  3 , 1992.
                                                        ---


                                        /s/ LANCE B. JONES
                                        --------------------------------
                                        Lance B. Jones, President


                                        /s/ GUS K. FRANKLIN
                                        --------------------------------
                                        Gus K. Franklin, Secretary

                                    Page 74 of 191
                              CERTIFICATE OF APPROVAL


             SAVEY TUFENKIAN    and    MARK D. BOZAJIAN    hereby certify
          ---------------------     ----------------------
          that:

               1. They are the Secretary and the Exec. V.P., respectively, of Western Waste Industries, a corporation organized under the laws of the State of California (the "Corporation").

               2. The Corporation has only one class of shares, designated as Common Stock. The total number of outstanding shares of Common Stock of the Corporation is 13,594,953, none of which was entitled to vote on the merger.

               3. The Agreement of Merger in the form attached hereto was entitled to be and was approved by the Board of Directors of the Corporation alone under the provisions of Section 1201 of the General Corporation Law of the State of California.

               We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.

               Executed at Gardena, California on April  3 , 1992.
                                                        ---


                                        /s/ MARK D. BOZAJIAN
                                        -------------------------------
                                        ____________, President


                                        /s/ SAVEY TUFENKIAN
                                        -------------------------------
                                        ____________, Secretary

                                    Page 75 of 191
                                   EXHIBIT 10.15

                              THIRD AMENDMENT TO LEASE

          This Third Amendment to Lease ("Third Amendment"), dated as of February 28, 1995, is entered into by and between KOSTI and MARIAN SHIRVANIAN, husband and wife ("Lessor") and WESTERN WASTE INDUSTRIES, a California corporation, formerly known as "Western Refuse Hauling, Inc." ("Tenant").

                                      Recitals

             A. Lessor and Tenant entered into that certain Twenty-Five (25) Year Lease ("Lease"), dated May 1, 1968, pursuant to which Lessor leased to Tenant those premises in the County of Los Angeles, State of California, described as: "Approximately two and one- half acres known as 401 W. Francisco, together with approximately one acre immediately adjacent to said property abutting on Main St." The capitalized terms used and not otherwise defined herein shall have the meaning set forth for such terms in the Lease.

             B. The Lease was amended on March 24, 1983 ("First Amend-ment") to, among other things, increase the rental and to provide for future rent adjustments.

             C. The Lease was also amended on February 28, 1993, ("Second Amendment") to, among other things, increase the rental and provide for future rent adjustments.

             D. Lessor and Tenant now desire to amend the Lease as hereinafter provided.


                                     Amendment

             NOW, THEREFORE, Lessor and Tenant agree as follows:

             1.   Expiration Date.  That paragraph of the Second
          Amendment modifying the expiration date of the Lease is hereby deleted in its entirety and the following is substituted in place thereof:

             TO HAVE AND TO HOLD said premises, together with the tenements, hereditaments, appurtenances and easements thereunto belonging, at the rental and upon the terms, conditions, covenants and agreements herein stated, for a term commencing on the 1st day of June 1968, and ending on the 31st day of August 1995, hereinafter called "said term."


                                        -1-
                                    Page 76 of 191
             2.   No Other Modification.  Except as modified by this
          Third Amendment, the Lease, as amended, remains in full force and effect.

             3. Miscellaneous. This Third Amendment shall bind, and shall inure to the benefit of, the successors and assigns of the parties. This document may be executed in counterparts with the same force and effect as if the parties had executed one instrument, and each such counterpart shall constitute an original hereof. No provision of this Third Amendment that is held to be inoperative, unenforceable, or invalid shall affect the remaining provisions, and to this end all provisions hereof are hereby declared to severable. Time is of the essence of this Third Amendment. This Third Amendment shall be governed by the laws of the State of California.

             IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed as of the date first written above.


                            "LESSOR"



                            /s/ KOSTI SHIRVANIAN
                            ------------------------------------
                            Kosti Shirvanian


                            /s/ MARIAN SHIRVANIAN
                            -------------------------------------
                            Marian Shirvanian




                            "TENANT"

                             WESTERN WASTE INDUSTRIES

                             /s/ ARNIE ROTHLISBERGER
                          By: ----------------------------------
                              ARNIE ROTHLISBERGER
                              Vice President and General Counsel
                              Title





                                        -2-

                                    Page 77 of 191
                                   EXHIBIT 10.16

                             FOURTH AMENDMENT TO LEASE


          This Fourth Amendment to Lease ("Fourth Amendment"), dated as of August 31, 1995, is entered into by and between KOSTI and MARIAN SHIRVANIAN, husband and wife ("Lessor") and WESTERN WASTE INDUSTRIES, a California corporation, formerly known as "Western Refuse Hauling, Inc." ("Tenant").

                                      Recitals

             A. Lessor and Tenant entered into that certain Twenty-Five (25) Year Lease ("Lease"), dated May 1, 1968, pursuant to which Lessor leased to Tenant those premises in the County of Los Angeles, State of California, described as: "Approximately two and one-half acres known as 401 W. Francisco, together with approximately one acre immediately adjacent to said property abutting on Main St." The capitalized terms used and not otherwise defined herein shall have the meaning set forth for such terms in the Lease.

             B. The Lease was amended on March 24, 1983 ("First Amend-ment") to, among other things, increase the rental and to provide for future rent adjustments.

             C. The Lease was also amended on February 28, 1993, ("Second Amendment") to, among other things, increase the rental and provide for future rent adjustments.

             D. The Lease was subsequently amended on February 28, 1995 ("Third Amendment") to extend the expiration date of the Lease.


             E. Lessor and Tenant now desire to amend the Lease as hereinafter provided.

                                     Amendment

             NOW, THEREFORE, Lessor and Tenant agree as follows:

             1. Expiration Date. The Third Amendment to the Lease is hereby deleted in its entirety and the following is substituted in place thereof:

             TO HAVE AND TO HOLD said premises, together with the tenements, hereditaments, appurtenances and easements thereunto belonging, at the rental and upon the terms, conditions, covenants and agreements herein stated, for a term commencing on the 1st day of June 1968, and ending on the 28th day of February 1996, hereinafter called "said term."

                                        -1-
                                    Page 78 of 191
             2.   No Other Modification.  Except as modified by this
          Fourth Amendment, the Lease, as amended, remains in full force and effect.

             3. Miscellaneous. This Fourth Amendment shall bind, and shall inure to the benefit of, the successors and assigns of the parties. This document may be executed in counterparts with the same force and effect as if the parties had executed one instrument, and each such counterpart shall constitute an original hereof. No provision of this Fourth Amendment that is held to be inoperative, unenforceable, or invalid shall affect the remaining provisions, and to this end all provisions hereof are hereby declared to severable. Time is of the essence of this Fourth Amendment. This Fourth Amendment shall be governed by the laws of the State of California.

             IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to be duly executed as of the date first written above.


                                      "LESSOR"


                                      /s/ Kosti Shirvanian
                                      _________________________________
                                      Kosti Shirvanian


                                      /s/ Marian Shirvanian
                                      _________________________________
                                      Marian Shirvanian



                                      "TENANT"

                                      WESTERN WASTE INDUSTRIES



                                      By:  _____________________________
                                           Vice President and General
                                           Counsel
                                           ----------------------------
                                           Title





                                        -2-

                                    Page 79 of 191
                                 EXHIBIT 10.17




          Western Waste Industries 401(k) Savings and Investment Plan Plan Cover Sheet














































                                    Page 80 of 191





















            WESTERN WASTE INDUSTRIES 401(K) SAVINGS AND INVESTMENT PLAN






















                                   IMPORTANT NOTE


          Neither Connecticut General Life Insurance Company nor any of its employees can provide you with legal advice in connection with the execution of this document. Prior to execution of this document, you should consult your attorney on whether this document is appropriate for you.


                                    Page 81 of 191
                                 Table Of Contents

          ARTICLE I         Definitions . . . . . . . . . . . . . . . . 1

          ARTICLE II        Service . . . . . . . . . . . . . . . . .  16

          ARTICLE III       Eligibility, Enrollment and Participation  19

          ARTICLE IV        Contributions . . . . . . . . . . . . . .  21

          ARTICLE V         Limitations on Allocations  . . . . . . .  32

          ARTICLE VI        Distribution of Benefits  . . . . . . . .  39

          ARTICLE VI-A      Direct Rollovers  . . . . . . . . . . . .  45

          ARTICLE VII       Retirement Benefits . . . . . . . . . . .  47

          ARTICLE VIII      Joint and Survivor Annuity Requirements .  48

          ARTICLE IX        Termination of Employment . . . . . . . .  53

          ARTICLE X         Withdrawals . . . . . . . . . . . . . . .  55

          ARTICLE X-A       Loans . . . . . . . . . . . . . . . . . .  58

          ARTICLE XI        Fiduciary Duties and Responsibilities . .  60

          ARTICLE XII       The Administrator . . . . . . . . . . . .  61

          ARTICLE XIII      Participants' Rights  . . . . . . . . . .  63

          ARTICLE XIV       Amendment or Termination of the Plan  . .  66

          ARTICLE XV        Substitution of Plans . . . . . . . . . .  68

          ARTICLE XVI       Miscellaneous . . . . . . . . . . . . . .  69

          ARTICLE XVI-A     Top-Heavy Provisions  . . . . . . . . . .  71

          ARTICLE XVII      Trust Agreement . . . . . . . . . . . . .  76






          October 31, 1994





                                    Page 82 of 191
                                     ARTICLE I
                                    DEFINITIONS
                                    -----------


          1.1 ACCRUED BENEFIT. The term Accrued Benefit means the value on any applicable date of the Participant's Account.

          1.2 ACTIVE PARTICIPANT. The term Active Participant means any Participant who (a) performs duties as an Employee for the Employer, and (b) is not an Inactive
                  Participant.

          1.3 ACTUAL CONTRIBUTION PERCENTAGE. The term Actual Contribution Percentage means the average of the Actual Contribution Ratios of a specified group computed to the nearest one-hundredth of one percent.

          1.4     ACTUAL CONTRIBUTION PERCENTAGE TEST.

             (A) For each Plan Year, the Plan shall satisfy the contribution percentage requirement described in section 401(m)(2) of the Code and the regulations thereunder, which are incorporated herein.

                  The Plan satisfies the Actual Contribution Percentage
                  Test if:

                  (1) The Actual Contribution Percentage for the group of eligible Highly Compensated Employees is not more than the Actual Contribution Percentage for the group of all other eligible Employees multiplied by 1.25; or

                  (2) The excess of the Actual Contribution Percentage for the group of eligible Highly Compensated Employees over the Actual Contribution Percentage for the group of all other eligible Employees is not more than two percentage points, and the Actual Contribution Percentage for the group of eligible Highly Compensated Employees is not more than the Actual Contribution Percentage for the group of all other eligible Employees multiplied by two.

             (B)  Special Rules.

                  (1) Matching Contributions and Qualified Nonelective Contributions will be considered for a Plan Year only if allocated to the Employee's Account as of any date within the Plan Year being tested and only if made before the last day of the twelve

                                        -1-
                                    Page 83 of 191
                       month period immediately following the Plan Year to which such contributions relate.

                  (2) A Matching Contribution that is forfeited to correct Excess Aggregate Contributions, or because the contribution to which it relates is treated as an Excess Contribution, Excess Deferral, or Excess Aggregate Contribution, shall not be taken into account for purposes of the Actual Contribution Percentage Test.

                  (3) The Employer shall maintain records sufficient to demonstrate satisfaction of the Actual Contribution Percentage Test, including records showing the extent to which Qualified Nonelective Contributions and Elective Deferral Contributions are taken into account.

          1.5     ACTUAL CONTRIBUTION RATIO.

             (A) An Employee's Actual Contribution Ratio is the sum of the Contribution Percentage Amounts allocated to the Employee's Account for the Plan Year (including any amounts required to be taken into account under subparagraphs (B) (1) and (B) (2) of this section) divided by the Employee's Compensation for the Plan Year. If no Matching Contributions, Qualified Nonelective Contributions, or Elective Deferral Contributions are taken into account with respect to an eligible Employee, the Actual Contribution Ratio of the Employee is zero.

             (B)  Special Rules.

                  (1) In the event that this Plan is aggregated with one or more plans for purposes of section 410(b) of the Code (other than for purposes of the average benefit percentage test), or if one or more other plans satisfy the requirements of section 410(b) of the Code (other than the average benefit percentage test) only if aggregated with this Plan, then this section shall be applied by determining the Actual Contribution Ratios of Employees as if all such plans were a single plan. Plans may be aggregated only if they have the same Plan Year.

                  (2) The Actual Contribution Ratio of a Highly Compensated Employee who is eligible to participate in more than one plan of the Employer to which Matching Contributions are made shall be calculated by treating all such plans in which the Employee is eligible to participate as one plan.

                                        -2-
                                    Page 84 of 191
                       For Plan Years beginning after December 31, 1988, if a Highly Compensated Employee participates in two or more plans that have different plan years, all plans ending with or within the same calendar year shall be treated as a single plan. However, plans that are not permitted to be aggregated under Treasury Regulation section
                       1.401(m)-1(b)(3)(ii) shall not be aggregated for purposes of this section.

                  (3)  For purposes of determining the Actual
                       Contribution Ratio of a Participant who is a 5-percent owner or one of the ten most highly-paid Highly Compensated Employees, the Contribution Percentage Amounts and Compensation of such Participant shall include the Contribution Percentage Amounts (including any amounts required to be taken into account under subparagraphs
                       (B)(1) and (B)(2) of this section) and
                       Compensation for the Plan Year of all Family
                       Members.

                       If the Participant is required to be aggregated as a member of more than one family group under the Plan, all eligible Employees who are members of those family groups that include that Employee are aggregated as one family group.

                       Family Members, with respect to Highly Compensated Employees, shall be disregarded as separate Employees in determining the Actual Contribution Ratio both for Participants who are Nonhighly Compensated Employees and for Participants who are Highly Compensated Employees.

                  (4) The determination and treatment of the Actual Contribution Ratio amounts of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

          1.6 ACTUAL DEFERRAL PERCENTAGE. The term Actual Deferral Percentage means the average of the Actual Deferral Ratios of a specified group, computed to the nearest one-hundredth of one percent.

          1.7     ACTUAL DEFERRAL PERCENTAGE TEST.

             (A) For each Plan Year, the Plan shall satisfy the Actual Deferral Percentage Test described in section 410(k)(3) and the regulations thereunder, which are herein incorporated by reference.


                                        -3-
                                    Page 85 of 191
                  The Plan satisfies the Actual Deferral Percentage Test for a Plan Year only if:

                  (1) The Actual Deferral Percentage for the group of eligible Highly Compensated Employees is not more than the Actual Deferral Percentage for the group of all other eligible Employees multiplied by 1.25; or

                  (2) The excess of the Actual Deferral Percentage for the group of eligible Highly Compensated Employees over the Actual Deferral Percentage for the group of all other eligible Employees is not more than two percentage points, and the Actual Deferral Percentage for the group of eligible Highly Compensated Employees is not more than the Average Actual Deferral Percentage for the group of all other eligible Employees multiplied by two.

             (B)  Special Rules.

                  (1) For purposes of determining the Actual Deferral Percentage Test, Elective Deferral Contributions, Qualified Nonelective Contributions, and Qualified Matching Contributions must be allocated to the Employee's Account as of a date within the Plan Year being tested and must be made before the last day of the twelve-month period immediately following the Plan Year to which such contributions relate.

                  (2) The Excess Deferrals of a Highly Compensated Employee shall be taken into account for purposes of the Actual Deferral Percentage Test. Conversely, the Excess Deferrals of an Employee who is a Nonhighly Compensated Employee shall not be taken into account for purposes of the Actual Deferral Percentage Test.

                  (3) The Employer shall maintain records sufficient to demonstrate satisfaction of the Actual Deferral Percentage Test, including the extent to which Qualified Nonelective Contributions and Qualified Matching Contributions are taken into account.

          1.8     ACTUAL DEFERRAL RATIO.

             (A) An Employee's Actual Deferral Ratio for the Plan Year is the sum of the Employee's Deferral Percentage Amounts allocated to the Employee's Account for the Plan Year (including any amounts required to be taken into account under subparagraphs (B) (1) and (B) (2) of this section), divided by the Employee's Compensation

                                        -4-
                                    Page 86 of 191
                  taken into account for the Plan Year.  If an eligible
                  Employee makes no Elective Deferral Contributions, and no Qualified Matching Contributions or Qualified
                  Nonelective Contributions are taken into account with respect to the Employee, the Actual Deferral Ratio of the Employee is zero.

             (B)  Special Rules.

                  (1) In the event that this Plan is aggregated with one or more plans for purposes of section 410(b) of the Code (other than for purposes of the average benefit percentage test), or if one or more other plans satisfy the requirements of section 410(b) of the Code (other than the average benefit percentage test) only if aggregated with this Plan, then this section shall be applied by determining the Actual Deferral Ratio of Employees as if all such plans were a single plan. Plans may be aggregated only if they have the same Plan Year.

                  (2) The Actual Deferral Ratio of a Highly Compensated Employee who is eligible to participate in more than one cash or deferred arrangement (as described in section 401(k) of the Code) of the same Employer shall be calculated by treating all the cash or deferred arrangements in which the Employee is eligible to participate as one arrangement. If the cash or deferred arrangements that are treated as a single arrangement under the preceding sentence are parts of plans that have different Plan Years, the cash or deferred arrangements are treated as a single arrangement with respect to the Plan Years ending with or within the same calendar year. However, plans that are not permitted to be aggregated under Treasury Regulation section
                       1.401(k)-1(b)(3)(ii)(B) are not aggregated for purposes of this section.

                  (3) For purposes of determining the Actual Deferral Ratio of a Participant who is a 5 percent owner or one of the 10 most Highly Compensated Employees, the Deferral Percentage Amounts and Compensation of such Participant shall include the Deferral Percentage Amounts (including any amounts required to be taken into account under subparagraphs (B)
                       (1) and (B) (2) of this section) and Compensation for the Plan Year of Family Members.

                       If an Employee is required to be aggregated as a member of more than one family group under the

                                        -5-
                                    Page 87 of 191
                       Plan, all eligible Employees who are members of those family groups that include that Employee are aggregated as one family group.

                       Family Members, with respect to such Highly
                       Compensated Employees, shall be disregarded as separate Employees in determining the Actual Deferral Percentage both for Participants who are Non-highly Compensated Employees and for Participants who are Highly Compensated Employees.


                  (4) The determination and treatment of the Actual Deferral Ratio amounts of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

          1.9 ANNUITY. The term Annuity means a series of payments made over a specified period of time which, for a fixed annuity are, of equal, specified amounts, and for a variable annuity increase or decrease to reflect changes in investment performance of the underlying portfolio.

          1.10 ANNUITY STARTING DATE. The term Annuity Starting Date means the first day of the first period for which an amount is payable as an Annuity. In the case of a benefit not payable in the form of an Annuity, the term Annuity Starting Date means the first day on which all events have occurred which entitle the Participant to such benefit.

          1.11 BENEFICIARY. The Participant's Spouse is the designated Beneficiary of the Participant's entire Vested Interest. However, each Participant shall have the right to designate another Beneficiary and to specify the form of death benefit the Beneficiary is to receive, subject to the requirements of the "Qualified Election" provisions of Article VIII, Joint and Survivor Annuity Requirements. The Participant may change the Beneficiary and/or the form of death benefit at any time, subject to the requirements of the "Qualified Election" provisions of Article VIII, Joint and Survivor Annuity Requirements.

             If any distribution hereunder is made to a Beneficiary in the form of an Annuity, and if such Annuity provides for a death benefit, then such Beneficiary shall also have the right to designate a Beneficiary and to change that Beneficiary from time to time. As an alternative to receiving the benefit in the form of an Annuity, the Beneficiary may elect to receive a single cash payment or any other form of payment provided for in the Plan.

                                        -6-
                                    Page 88 of 191
             If a Beneficiary has not been designated, or if a Beneficiary designation or change of Beneficiary designation does not meet the requirements of the "Qualified Election" provisions of Article VIII, Joint and Survivor Annuity
             Requirements, (including any designation made prior to August 23, 1984 by a married Participant who has an Hour of Service on or after August 23, 1984), or if no designated
             Beneficiary survives the Participant, the Participant's entire Vested Interest shall be distributed to the Participant's Spouse, if living; otherwise in equal shares to any surviving children of the Participant. In the event none of the above named individuals survives the Participant, the Participant's entire Vested Interest shall be paid to the executor or administrator of the Participant's estate.

          1.12 BOARD OF DIRECTORS. The term Board of Directors means the Employer's board of directors or other comparable governing body.

          1.13 CODE. The term Code means the Internal Revenue Code of 1986, as amended from time to time.

          1.14    COMPENSATION.

             (A) Except as otherwise provided in the Plan, the term Compensation means wages within the meaning of section 3401(a) of the Code for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in section 3401(a)(2) of the Code).

             (B) Compensation shall include only that Compensation which is actually paid to the Participant during the determination period. Except as provided elsewhere in the Plan, the determination period shall be the Plan
                  Year.   However, for the Plan Year in which an Employee
                  begins participation in the Plan and the Plan Year in which an Employee ends participation in the Plan, the determination period is the portion of the Plan Year during which the Employee is a Participant in the Plan.


             (C) Compensation shall include any amount which is contributed by the Employer pursuant to a salary reduction agreement and which is not includible in the gross income of the employee under sections 125, 402(e)(3), 402(h), or 403(b) of the Code; Compensation deferred under an eligible deferred compensation plan within the meaning of section 457(d) of the Code; and

                                        -7-
                                    Page 89 of 191
                  employee contributions described in section 414(h)(2) of the Code that are picked up by the employing unit and, thus, are treated as employer contributions.

             (D) The annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any determination period shall not exceed $200,000. This limitation shall be adjusted by the Secretary of the Treasury at the time and in the same manner as under section 415(d) of the Code, except that the dollar increase in effect on January 1 of any calendar year is effective for determination periods beginning in such calendar year and the first adjustment to the $200,000 limitation is effected on January 1, 1990. If the period for determining Compensation used in calculating an Employee's allocation for a determination period is a short Plan Year (i.e., shorter than 12 months), the annual Compensation limit is an amount equal to the otherwise applicable annual Compensation limit multiplied by a fraction, the numerator of which is the number of months in the short Plan Year, and the denominator of which is 12.

                  In determining the Compensation of a Participant for purposes of this limitation, the rules of section 414(q)(6) of the Code shall apply, except in applying such rules, the term "family" shall include only the Spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of the year. If, as a result of the application of such rules, the adjusted $200,000 limitation is exceeded, then either the limitation shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this section prior to the application of this limitation, or the limitation shall be allocated among the affected individuals in an objective and nondiscriminatory manner based on a reasonable, good faith interpretation of section 401(a)(17) of the Code. The method chosen in the preceding sentence shall be uniformly applied to all affected individuals in a Plan Year and shall be applied consistently from year to year.

                  If Compensation for any prior determination period is taken into account in determining an Employee's allocations or benefits for the current determination period, the Compensation for such prior determination period is subject to the applicable annual Compensation limit in effect for that prior year. For this purpose, for years beginning before January 1, 1990, the applicable annual Compensation limit is $200,000.

                                        -8-
                                    Page 90 of 191
             (E) In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under the Plan shall not exceed the OBRA '93 annual Compensation limit. The
                  OBRA '93 annual Compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined
                  (determination period) beginning in such calendar year.
                  If a determination period consists of fewer than 12 months, the OBRA '93 annual Compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12. For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under section 401(a)(17) of the Code shall mean the OBRA '93 annual Compensation limit set forth in this provision. If Compensation for any prior determination period is taken into account in determining an employee's benefits accruing in the current Plan Year, the Compensation for that prior determination period is subject to the OBRA '93 annual Compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after January 1, 1994, the OBRA '93 annual Compensation limit is $150,000.

          1.15 CONSIDERED NET PROFITS. The term Considered Net Profits means the entire amount of the accumulated or current operating profits (excluding capital gains from the sale or involuntary conversion of capital or business assets) of the Employer after all expenses and charges other than (i) the contributions made by the Employer to the Plan, and (ii) federal or state or local taxes based upon or measured by income, as determined by the Employer, either on an estimated basis or a final basis, in accordance with the generally accepted accounting principles used by the Employer. When the amount of Considered Net Profits has been determined by the Employer, and the contributions are made by the Employer on the basis of such determination, for any Plan Year, such determination and contribution shall be final and conclusive and shall not be subject to change because of any adjustments in income or expense which may be required by the Internal Revenue Service or otherwise. Such determination and contribution shall not be open to question by any Participant either

                                        -9-
                                    Page 91 of 191
                  before or after the contributions by the Employer have been made.

          1.16 CONTRIBUTION PERCENTAGE AMOUNTS. The term Contribution Percentage Amounts means the sum of the Matching Contributions and Qualified Matching Contributions (to the extent not taken into account for purposes of the Actual Deferral Percentage Test) made under the Plan on behalf of the Employee for the Plan Year. The term Contribution Percentage Amounts also includes Qualified Nonelective Contributions and Elective Deferral Contributions treated as Matching Contributions and taken into account in determining the Employee's Actual Contribution Ratio for the Plan Year.

          1.17 CONTRIBUTION PERIOD. The term Contribution Period means that regular period specified by the Employer in
                  Article IV for which contributions shall be made.

          1.18 DEFERRAL PERCENTAGE AMOUNTS. The term Deferral Percentage Amounts means an Employee's Elective Deferral Contributions for the Plan Year. The term Deferral Percentage Amounts also includes Qualified Nonelective Contributions and Qualified Matching Contributions treated as Elective Deferral Contributions and taken into account in determining the Employee's Actual Deferral Ratio for the Plan Year.

          1.19 DISABILITY. The term Disability means a Participant's incapacity to engage in any substantial gainful activity because of a medically determinable physical or mental impairment which can be expected to result in death, or to be of long, continued and indefinite duration. Such determination of Disability shall be made by the Administrator with the advice of competent medical authority. All Participants in similar circumstances will be treated alike.

          1.20    DISABILITY RETIREMENT DATE. The term Disability
                  Retirement Date means the first day of the month after the Plan Administrator has determined that a Participant's incapacity is a Disability.

          1.21 EARLY RETIREMENT DATE. The term Early Retirement Date means the first day of the month coinciding with or next following the date a Participant is separated from Service with the Employer on or after the date he attains age 55 and has 5 Years of Service for any reason other than death or Disability, provided that on such date the Participant has not attained his Normal Retirement Age.

                                        -10-
                                    Page 92 of 191
          1.22    EFFECTIVE DATE. The term Effective Date means January
                  1, 1989.

          1.23 ELECTIVE DEFERRAL CONTRIBUTION. The term Elective Deferral Contribution means any Employer Contribution made to the Plan at the election of the Participant, in lieu of cash compensation, and includes contributions made pursuant to a Salary Deferral Agreement or other deferral mechanism.

             Solely for purposes of the dollar limitation specified in
             section 402(g) of the Code, with respect to any taxable year, a Participant's Elective Deferral Contributions are the sum of all employer contributions made on behalf of such Participant pursuant to an election to defer under any qualified cash or deferred arrangement as described in section 401(k) of the Code, any simplified employee pension cash or deferred arrangement described in section 402(h)(1)(B) of the Code, any plan as described under section 501(c)(18) of the Code, and any employer contributions made on behalf of a Participant for the purchase of a tax sheltered annuity contract under section 403(b) of the Code pursuant to a salary reduction agreement.


             The term Elective Deferral Contribution shall not include any deferrals properly distributed as excess annual additions.

          1.24 EMPLOYEE. The term Employee means an individual who performs services for the Employer and who is either a common law employee of the Employer or a self-employed individual/owner employee treated as an Employee pursuant to Code section 401(c)(1). The term Employee also includes a Leased Employee who is treated as an Employee of the Employer-recipient pursuant to the provisions of Code section 414(n) or 414(o). For purposes of determining the Highly Compensated Employees, the Employer may elect, on a reasonable and consistent basis, to treat such Leased Employees covered by a plan described in Code section 414(n)(5) as Employees.

          1.25 EMPLOYEE CONTRIBUTIONS. The term Employee Contributions means any contributions to the Plan or any other plan that are designated or treated at the time of contribution as after-tax Employee Contributions and are allocated to a separate account to which the attributable earnings and losses are allocated. Such term includes Employee Contributions applied to the purchase of life insurance policies.


                                        -11-
                                    Page 93 of 191
             Such term does not include repayment of loans or buy-back of benefits described in code section (411)(a)(7)(c) or employee contributions transferred to this Plan.

          1.26 EMPLOYER. The term Employer means Western Waste Industries and any successor organization to such Employer which elects to continue the Plan. In the case of a group of employers which constitutes a controlled group of corporations (as defined in Code section 414(b)), or which constitutes trades or businesses (whether or not incorporated) which are under common control (as defined in Code section 414(c)), or which constitutes an affiliated service group (as defined in Code section 414(m)), all such employers shall be considered a single employer for purposes of participation, vesting, Top-Heavy provisions and determination of Highly Compensated Employees.

          1.27 EMPLOYER CONTRIBUTION. The term Employer Contribution means any contribution made to the Plan by the Employer on behalf of a Participant, other than a Rollover Contribution or a mandatory or voluntary contribution made to the Plan by the Employee that is treated at the time of contribution as an after-tax employee contribution.

          1.28 ENTRY DATE. The term Entry Date means either the Effective Date or the January 31, April 30, July 31, or October 31 thereafter when an Employee who has fulfilled the eligibility requirements commences participation in the Plan.

             Any Employee who has satisfied the maximum eligibility requirements permissible under ERISA, shall be eligible to commence participation in this Plan no later than the earlier of (A) or (B) below, as applicable, provided that the Employee has not separated from the Service of the
             Employer:

             (A) The first day of the first Plan Year beginning after the date on which the Employee satisfied such requirements; or

             (B) The date six months after the date on which the Employee satisfied such requirements.

             If an Employee is not in the active Service of the Employer as of his initial Entry Date, his subsequent Entry Date shall be the date he returns to the active Service of the Employer, provided he still meets the eligibility requirements. If an Employee does not enroll as a Participant as of his initial Entry Date, his subsequent

                                        -12-
                                    Page 94 of 191
             Entry Date shall be the applicable Entry Date as specified above when the Employee actually enrolls as a Participant.

          1.29 ERISA. The term ERISA means the Employee Retirement Income Security Act of 1974 (PL 93-406) as it may be amended from time to time, and any regulations issued pursuant thereto as such Act and such regulations affect this Plan and Trust.

          1.30    EXCESS AGGREGATE CONTRIBUTIONS.

             (A) The term Excess Aggregate Contributions means, with respect to any Plan Year, the excess of the aggregate amount of the Contribution Percentage Amounts actually made on behalf of Highly Compensated Employees for the Plan Year (including any amounts required to be taken into account under subparagraphs (B) (1) and (B) (2) of
                  Section 1.5 of the Plan), over the maximum amount of contributions permitted under the Actual Contribution Percentage Test. The amount of Excess Aggregate Contributions for each Highly Compensated Employee is determined by using the method described in paragraph
                  (B) of this section.

             (B) The amount of Excess Aggregate Contributions for a Highly Compensated Employee for a Plan Year is the amount (if any) by which the Employee's Matching Contributions must be reduced for the Employee's Actual Contribution Ratio to equal the highest permitted Actual Contribution Ratio under the Plan.

                  To calculate the highest permitted Actual Contribution Ratio under the Plan, the Actual Contribution Ratio of the Highly Compensated Employee with the highest Actual Contribution Ratio is reduced by the amount required to cause the Employee's Actual Contribution Ratio to equal the ratio of the Highly Compensated Employee with the next highest Actual Contribution Ratio. If a lesser reduction would enable the Plan to satisfy the Actual Contribution Percentage Test, only this lesser reduction may be made. This process shall be repeated until the Plan satisfies the Actual Contribution Percentage Test. The highest Actual Contribution Percentage Ratio remaining under the Plan after leveling is the highest permitted Actual Contribution Ratio.

                  For each Highly Compensated Employee, the amount of Excess Aggregate Contributions for a Plan Year is equal to the total Contribution Percentage Amounts (including any amounts required to be taken into account under subparagraphs (B) (1) and (B) (2) of Section 1.5 of the
                  Plan), minus the amount determined by multiplying the

                                        -13-
                                    Page 95 of 191
                  Employees's highest permitted Actual Contribution Ratio (determined after application of this section) by the compensation used in determining the ratio.

          1.31    EXCESS CONTRIBUTION.

             (A) The term Excess Contribution means, with respect to a Plan Year, the excess of Deferral Percentage Amounts made on behalf of eligible Highly Compensated Employees for the Plan Year (including any amounts required to be taken into account under subparagraphs (B) (1) and (B)
                  (2) of Section 1.8 of the Plan) over the maximum amount of such contributions permitted under the Actual Deferral Percentage Test for the Plan Year. The amount of Excess Contributions for each Highly Compensated Employee is determined by using the method described in paragraph (B) of this section.

             (B)  The amount of Excess Contributions for a Highly
                  Compensated Employee for a Plan Year is the amount (if any) by which the Employee's Elective Deferral
                  Contributions must be reduced for the Employee's Actual Deferral Ratio to equal the highest permitted Actual Deferral Ratio under the Plan.

                  To calculate the highest permitted Actual Deferral Ratio under the Plan, the Actual Deferral Ratio of the Highly Compensated Employee with the highest Actual Deferral Ratio is reduced by the amount required to cause the Employee's Actual Deferral Ratio to equal the ratio of the Highly Compensated Employee with the next highest Actual Deferral Ratio. If a lesser reduction would enable the arrangement to satisfy the Actual Deferral Percentage Test, only this lesser reduction shall be made. This process shall be repeated until the cash or deferred arrangement satisfies the Actual Deferral Percentage Test. The highest Actual Deferral Ratio remaining under the Plan after leveling is the highest permitted Actual Deferral Ratio.

          1.32 EXCESS DEFERRALS. The term Excess Deferrals means those Elective Deferral Contributions that are includible in a Participant's gross income under section 402(g) of the Code to the extent such Participant's Elective Deferral Contributions for a taxable year exceed the dollar limitation under such Code section.

          1.33 FAIL-SAFE CONTRIBUTION. The term Fail-Safe Contribution means a Nonelective Contribution, designated by the Employer at the time of contribution as a Qualified Nonelective Contribution, which is contributed to the Plan solely for the purposes of satisfying either the

                                        -14-
                                    Page 96 of 191
                  Actual Deferral Percentage Test or the Actual
                  Contribution Percentage Test and is made in accordance with the provisions of Article IV of this Plan.

          1.34 FAMILY MEMBER. The term Family Member means, with respect to any Employee, such Employee's Spouse and lineal ascendants and descendants and the spouses of such lineal ascendants and descendants.

          1.35 FIDUCIARY. The term Fiduciary means any, or all, of the following, as applicable:

             (A) Any Person who exercises any discretionary authority or control respecting the management of the Plan or its assets; or

             (B) Any Person who renders investment advice for a fee or other compensation, direct or indirect, respecting any monies or other property of the Plan or has authority or responsibility to do so; or

             (C) Any Person who has discretionary authority or responsibility in the administration of the Plan; or

             (D) Any Person who has been designated by a Named Fiduciary pursuant to authority granted by the Plan, who acts to carry out a fiduciary responsibility, subject to any exceptions granted directly or indirectly by ERISA.

          1.36 FORFEITURE. The term Forfeiture means the amount, if any, by which the value of a Participant's Account exceeds his Vested Interest following such Participant's Termination of Employment, and at the time specified in Section 9.1.

          1.37    HIGHLY COMPENSATED EMPLOYEE. The term Highly
                  Compensated Employee means any Highly Compensated Active Employee or Highly Compensated Former Employee as further defined herein.

             For purposes of the determination of Highly Compensated Employees, the term Compensation means Compensation as defined in Article V of the Plan, but includes the amount of any elective contributions made by the Employer on the Employee's behalf to a cafeteria plan established in accordance with the provisions of Code section 125, a qualified cash or deferred arrangement in accordance with the provisions of Code section 402(e)(3), a simplified employee pension plan in accordance with the provisions of Code section 402(h), or a tax sheltered annuity plan maintained in accordance with the provisions of Code section 403(b).


                                        -15-
                                    Page 97 of 191
             A "Highly Compensated Active Employee" is any Employee who performs services for the Employer during the current Plan
             Year and who, during the current Plan Year or the 12-month period immediately preceding such Plan Year:

             (A) Owns (or is considered to own within the meaning of section 318 of the Code, as modified by section 416(i)(1)(B)(iii) of the Code), more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer, or, if the Employer is other than a corporation, owns more than 5% of the capital or profits interest in the Employer. The determination of 5% ownership shall be made separately for each member of a controlled group of corporations (as defined in Code section 414(b)), or of a group of trades or businesses (whether or not incorporated) that are under common control (as defined in Code section 414(c)), or of an affiliated service group (as defined in Code section 414(m)); or

             (B) Receives Compensation in excess of $75,000 multiplied by the applicable cost-of-living adjustment factor prescribed under Code section 415(d) and then prorated in the case of a short Plan Year; or

             (C) Receives Compensation in excess of $50,000, as adjusted for cost-of-living increases in accordance with Code section 415(d) and then prorated in the case of a short Plan Year, and is in the top 20% of Employees ranked by Compensation; or

             (D) Is, at any time, an officer of the Employer and receives Compensation in excess of 50% of the amount in effect under Code section 415(b)(1)(A) for the applicable period.

                  If no officer receives Compensation in excess of the amount specified above, the highest paid officer for the applicable period shall be a Highly Compensated Employee.

                  In no event if there are more than 500 Employees, shall more than 50 Employees or, if there are less than 500 Employees, shall the greater of three Employees or 10% of all Employees, be taken into account as officers.

             In determining both the top 20% of Employees ranked by Compensation for purposes of paragraph (C) above, and officers of the Employer for purposes of paragraph (D) above, Employees who have not completed six months of Service by the end of the applicable period, Employees who normally work less than 17-1/2 hours per week, Employees who

                                        -16-
                                Page 98 of 191
             normally work less than six months during a year, Employees who have not attained 21, and nonresident aliens who receive no earned income from U.S. sources shall be excluded.

             Also excluded under the above paragraph are Employees who are covered by an agreement which the Secretary of Labor finds to be a collective bargaining agreement. Such Employees will be excluded only if retirement benefits were the subject of good faith bargaining, 90% of the Employees of the Employer are covered by the agreement, and the Plan covers only Employees who are not covered by the agreement.

             Notwithstanding the above provisions, an Employee, other than a 5% owner as described in paragraph (A) above who was not highly compensated during the 12-month period immediately preceding the current Plan Year will not be considered to be a Highly Compensated Employee in the current Plan Year unless such Employee is one of the top 100 Employees ranked by Compensation for the current Plan Year.

             A "Highly Compensated Former Employee" is any former
             Employee who separated from Service with the Employer in a Plan Year preceding the current Plan Year and was a Highly Compensated Active Employee in either:

             (A) the Plan Year in which his separation from Service occurred; or

             (B) any Plan Year ending on or after such former Employee's 55th birthday.

             A former Employee is an Employee who performs no services for the Employer during a Plan Year (for example, by reason of a leave of absence).

          1.38 INACTIVE PARTICIPANT. The term Inactive Participant means any Participant who does not currently meet the requirements to be an Active Participant due to a suspension of the performance of duties for the Employer.

             In addition, a Participant who ceases to meet the eligibility requirements in accordance with Section 3.1 shall be considered an Inactive Participant.

          1.39 INSTALLMENT REFUND ANNUITY. The term Installment Refund Annuity means an annuity which provides fixed monthly payments for a period certain of not less than three nor more than 15 years. If the Participant dies before the period certain expires, the annuity will be paid to the Participant's Beneficiary for the remainder of the period certain. The period certain shall be chosen by the Participant at the time the annuity is

                                        -17-
                                    Page 99 of 191
                  purchased, and the Installment Refund Annuity will be the amount of benefit which can be purchased with the Participant's Vested Interest. The Installment Refund
                  Annuity is not a life annuity and in no event shall the period certain extend to a period which equals or exceeds the life expectancy of the Participant.

          1.40 JOINT AND SURVIVOR ANNUITY. The term Joint and Survivor Annuity means an Annuity for the life of the Participant with a survivor Annuity for the life of the Participant's Spouse which is not less than one-half, nor greater than, the amount of the Annuity payable during the joint lives of the Participant and the Participant's Spouse. The Joint and Survivor Annuity will be the amount of benefit which can be purchased with the Participant's vested account balance. In the case of an unmarried Participant, Joint and Survivor Annuity means an Annuity payable over the Participant's life.

          1.41 LATE RETIREMENT DATE. The term Late Retirement Date means the first day of the month coinciding with or next following the date a Participant is separated from Service with the Employer after his Normal Retirement Age, for any reason other than death.

          1.42 LEASED EMPLOYEE. The term Leased Employee means any person (other than an Employee of the recipient) who, pursuant to an agreement between the recipient and any other person ("leasing organization"), has performed services for the recipient (or for the Employer and related persons determined in accordance with Code section 414(n)(6)) on a substantially full-time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the recipient Employer.

          1.43    MATCHING CONTRIBUTIONS.  The term Matching
                  Contributions means contributions made by the Employer to the Plan on behalf of a Participant on account of either Elective Deferral Contributions, if any, Employee Contributions, if any, or required contributions, if any.

          1.44 NAMED FIDUCIARY. The term Named Fiduciary means the Plan Administrator, the Trustee and any other Fiduciary designated in writing by the Employer, and any successor thereto.

          1.45    NONELECTIVE CONTRIBUTIONS. The term Nonelective
                  Contributions means contributions made by the Employer (other than Matching Contributions) that the

                                        -18-
                                   Page 100 of 191
                  Participant may not elect to have paid in cash or other benefits instead of being contributed to the Plan.

          1.46 NONHIGHLY COMPENSATED EMPLOYEE. The term Nonhighly Compensated Employee means an Employee who is not a Highly Compensated Employee.

          1.47 NORMAL RETIREMENT AGE. The term Normal Retirement Age means the date the Participant attains age 65.

          1.48 NORMAL RETIREMENT DATE. The term Normal Retirement Date means the first day of the month coinciding with or next following the date a Participant attains his Normal Retirement Age.

          1.49 PARTICIPANT. The term Participant means any Employee of the Employer, who is or becomes eligible to participate under this Plan in accordance with its provisions and shall include an Active Participant and an Inactive Participant.

          1.50 PARTICIPANT'S ACCOUNT. The term Participant's Account means the sum of the following sub-accounts held on behalf of each Participant:

                  Elective Deferral Contributions, if any, and earnings thereon.

                  Matching Contributions, if any, and earnings thereon.

                  Qualified Matching Contributions, if any, and earnings thereon.

                  Nonelective Contributions, if any, and earnings thereon.

                  Qualified Nonelective Contributions, if any, and earnings thereon.

                  Rollover Contributions, if any, and earnings thereon.

             A Participant's Account shall be invested in accordance with the rules established by the Plan Administrator, which shall be applied in a consistent and nondiscriminatory manner.

          1.51 PARTICIPANT'S EMPLOYER STOCK ACCOUNT. The term Participant's Employer Stock Account means that portion, if any, of the Participant's Account which is invested in shares of the Employer's stock. Such Participant's Employer Stock Account shall be credited with dividends paid, if any. Such Participant's Employer Stock Account will be valued on the last day of each month that the public exchange over which the

                                        -19-
                                   Page 101 of 191
                  Employer's stock is traded is open for unrestricted trading.

             Amounts which are to be invested in the Participant's Employer Stock Account may be invested in any short-term account prior to actual investment in the Participant's Employer Stock Account.

             The Trustee will vote the shares of the Employer's stock invested in the Participant's Employer Stock Account. The Trustee may request voting instructions from the Participants, provided this is done in a consistent and nondiscriminatory manner.

          1.52 PERSON. The term Person means any natural person, partnership, corporation, trust or estate.

          1.53 PLAN. The term Plan means Western Waste Industries 401(k) Savings and Investment Plan, the terms of which are set forth herein as it may be amended from time to time.

          1.54 PLAN ADMINISTRATOR. The terms Plan Administrator and Administrator are used interchangeably throughout the Plan and Trust and shall mean the Employer.

          1.55 PLAN YEAR. The term Plan Year means the 12-month period commencing on January 1 and ending on the following December 31.

          1.56 QUALIFIED MATCHING CONTRIBUTIONS. The term Qualified Matching Contributions shall mean Matching
                  Contributions which are subject to the distribution and nonforfeitability requirements under section 401(k) of the Code when made.

          1.57    QUALIFIED NONELECTIVE CONTRIBUTIONS.  The term
                  Qualified Nonelective Contributions shall mean
                  Nonelective Contributions which are subject to the distribution and nonforfeitability requirements under section 401(k) of the Code when made.

          1.58 ROLLOVER CONTRIBUTION. The term Rollover Contribution means an amount representing all or part of a distribution from a pension or profit-sharing plan meeting the requirements of Code section 401(a) that is eligible for rollover to this Plan in accordance with the requirements set forth in Code section 402 or Code section 408(d)(3), whichever is applicable.

          1.59 SALARY DEFERRAL AGREEMENT. The term Salary Deferral Agreement means an agreement between a Participant and the Employer to defer the Participant's Compensation

                                        -20-
                                   Page 102 of 191
                  for the purpose of making Elective Deferral
                  Contributions to the Plan.

          1.60 TERMINATION OF EMPLOYMENT. The term Termination of Employment means a severance of the Employer-Employee relationship which occurs prior to a Participant's Normal Retirement Age for any reason other than Early Retirement, Disability or death.

          1.61 TRUST. The term Trust means the trust agreement entered into by the Employer, the Administrator and the Trustee, which trust agreement forms a part of, and implements the provisions of this Plan.

          1.62 TRUSTEE. The term Trustee means one or more individuals collectively appointed and acting under the trust agreement, and any successor thereto.

          1.63 VESTED INTEREST. The term Vested Interest on any date means the nonforfeitable right to an immediate or deferred benefit in the amount which is equal to the following:

             (A) the value on that date of that portion of the Participant's Account that is attributable to the following contributions:

                       Elective Deferral Contributions, if any

                       Rollover Contributions, if any

                       Qualified Matching Contributions, if any

                       Qualified Nonelective Contributions, if any

             (B) plus the value on that date of that portion of the Participant's Account that is attributable to and derived from:

                       Matching Contributions, if any

                       Nonelective Contributions, if any

                  Such contributions pursuant to Subsection (B), plus the earnings thereon, shall be, at any relevant time, a part of the Participant's Vested Interest equal to an amount ("X") determined by the following formula:

                       X = P(AB + D) - D


                                        -21-
                                   Page 103 of 191
                  For the purposes of applying this formula:

                  P    =    The Participant's Vesting Percentage
                            at the relevant time.
                  AB   =    The account balance attributable
                            to such contributions, plus
                            the earnings thereon, at the
                            relevant time.
                  D    =    The amount of the distribution.

          1.64 VESTING PERCENTAGE. The term Vesting Percentage means the percentage used to determine a Participant's Vested Interest in contributions made by the Employer, plus the earnings thereon, credited to his Participant's Account that are not 100% immediately vested. The Vesting Percentage for each Participant shall be determined in accordance with the following schedule based on Years of Service with the Employer:

                    Months of Service       Vesting Percentage

                           up to 12 mo.                20%
                           13 mo. - 24 mo.             40%
                           25 mo. - 36 mo.             60%
                           37 mo. - 48 mo.             80%
                           49 mo. - 60 mo.            100%

          However, if an Active Participant dies prior to attaining his Normal Retirement Age, his Vesting Percentage shall be 100%.





















                                        -22-

                                   Page 104 of 191
                                     ARTICLE II
                                      SERVICE
                                     ----------


          2.1 SERVICE. The term Service means active employment with the Employer as an Employee. For purposes of determining Service, employment with any company which is under common control with the Employer as specified in section 414 of the Internal Revenue Code shall be treated as employment with the Employer.

          2.2 ABSENCE FROM EMPLOYMENT. Absence from employment on account of a leave of absence authorized by the Employer pursuant to the Employer's established leave policy will be counted as employment with the Employer provided that such leave of absence is of not more than two years' duration. Absence from employment on account of active duty with the Armed Forces of the United States will be counted as employment with the Employer. If the Employee does not return to active employment with the Employer, his Service will be deemed to have ceased on the date the Administrator receives notice that such Employee will not return to the active Service of the Employer. The Employer's leave policy shall be applied in a uniform and nondiscriminatory manner to all Participants under similar circumstances.

          2.3 HOUR OF SERVICE. The term Hour of Service means a period of Service during which an Employee shall be credited with one Hour of Service as described in (A),
                  (B), (C), and (D) below:

             (A)  Each  hour  for  which  an   Employee  is  directly  or
                  indirectly paid, or entitled to payment, by the Employer for the performance of duties. These hours shall be credited to the Employee for the computation period or periods in which the duties are performed; and

             (B)  Each  hour  for  which  an   Employee  is  directly  or
                  indirectly paid, or entitled to payment, by the Employer for reasons (such as vacation, sickness or Disability) other than for the performance of duties. Hours under this Subsection shall be calculated and credited pursuant to section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference; and

             (C)  Each   hour  for  which   back  pay,   irrespective  of
                  mitigation of damages, has been either awarded or agreed to by the Employer. These hours shall be

                                        -23-
                                   Page 105 of 191
                  credited to the Employee for  the computation period or
                  periods to which the award or agreement pertains rather
                  than  the  computation  period   in  which  the  award,
                  agreement or payment is made; and

             (D) Each hour for which an Employee is on an authorized unpaid leave (such as service with the Armed Forces, jury duty, educational leave). These hours shall be credited to the Employee for the computation period or periods in which such authorized leave takes place. However, no more than 501 hours shall be credited under this subparagraph (D).

             Hours of Service will be credited for employment with other members of an affiliated service group (under Internal Revenue Code section 414(m)), a controlled group of corporations (under Internal Revenue Code section 414(b)), or a group of trades or businesses under common control (under Internal Revenue Code section 414(c)), of which the adopting employer is a member. Hours of Service will also be credited for any individual considered an Employee under Internal Revenue Code section 414(n).

             Solely for purposes of determining whether a One-Year Break in Service, as defined in Section 2.4, for participation and vesting purposes has occurred in a computation period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual,
             (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this paragraph shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in Service in that period, or (2) in all other cases, in the following computation period.

          2.4 ONE-YEAR BREAK IN SERVICE. Except as provided below regarding eligibility, the term One-Year Break in Service means any Plan Year during which an Employee fails to complete more than 500 Hours of Service.

          2.5 DETERMINING VESTING PERCENTAGE. Vesting credit shall be given for each Year of Service except those periods specified in Section 2.7.

                                        -24-
                                   Page 106 of 191
             If a Participant completes less than 1,000 Hours of Service during a Plan Year while remaining in the Service of the Employer, his Vesting Percentage shall not be increased for such Plan Year. However, at such time as the Participant again completes at least 1,000 Hours of Service in any subsequent Plan Year, his Vesting Percentage shall then take into account all Year(s) of Service with the Employer except those specified in Section 2.7.

             If an individual who ceases to be an Employee and is subsequently rehired as an Employee enrolls (or re-enrolls) in the Plan, upon his participation (or subsequent participation) his Vesting Percentage shall then take into account all Year(s) of Service except those specified in
             Section 2.7.

          2.6 YEAR(S) OF SERVICE. The term Year(s) of Service means a 12-consecutive-month period during which an Employee has completed at least 1,000 Hours of Service.

             (A)  Eligibility Computation Period.

                  For purposes of determining Years of Service and Breaks
                  in       Service       for       eligibility,       the
                  twelve-consecutive-month period shall begin with the date on which an Employee's employment commenced and, where additional periods are necessary, on succeeding anniversaries of his employment commencement date. The employment commencement date is the date on which the Employee first performs an Hour of Service for the Employer maintaining the Plan.

                  The eligibility requirement specified in Article III is one or more full Years of Service. Such requirement shall be met upon completion of at least 1,000 Hours of Service for each Year of Service specified.

             (B)  Vesting Computation Period.

                  In computing Years of Service and Breaks in Service for vesting, the 12-consecutive-month period shall be the Plan Year. However, active participation as of the last day of the Plan Year is not required in order for a Participant to be credited with a Year of Service for vesting purposes.

                  For purposes of the Vesting Computation Period, if any Plan Year is less than 12-consecutive months, and if a Participant would have been credited with a Year of Service during the 12-consecutive-month period beginning on the first day of the short Plan Year, then the Participant will receive a Year of Service for the

                                        -25-
                                   Page 107 of 191
                  short Plan Year.   The Participant receives  credit for
                  an additional Year of Service if the Participant would have been credited with a Year of Service for the Plan
                  Year immediately following the short Plan Year.

             (C)  Contribution Computation Period.

                  For purposes of determining a Participant's eligibility to receive a contribution made by the Employer, pursuant to  Article IV,  which is  conditioned upon  a
                  Year       of       Service       requirement,      the
                  twelve-consecutive-month period shall be any Plan Year during which the Active Participant is credited with at least 1,000 Hours of Service. However, when an Employee first becomes a Participant or resumes active participation in the Plan following a One-Year Break in Service on a date other than the first day of the Plan Year, all Hours of Service credited to the Participant during that Plan Year, including those hours credited prior to the date the Employee enrolls (or re-enrolls) as an Active Participant in the Plan, shall be counted.


                  For purposes of the Contribution Computation Period, if any Plan Year is less than 12 consecutive months, the number of Hours of Service required to accrue a Year of Service, in such short Plan Year, shall bear the same ratio to 1000 as the number of days in the short Plan Year bears to 365.

          2.7     EXCLUDED YEARS OF SERVICE.   In determining the Vesting
                  Percentage of an Employee, all Years of Service with the Employer shall be taken into account except:

                  Plan Years during which a Participant did not complete at least 1,000 Hours of Service.

          2.8 PREDECESSOR ORGANIZATION SERVICE. For purposes of this Article, Service with a predecessor organization of the Employer shall be treated as Service with the Employer in any case in which the Employer maintains the Plan of such predecessor organization.









                                        -26-

                                   Page 108 of 191
                                    ARTICLE III
                     ELIGIBILITY, ENROLLMENT AND PARTICIPATION
                     -----------------------------------------


          3.1 ELIGIBILITY. Each Employee who was a Participant prior to the Effective Date and who is in the Service of the Employer on the Effective Date shall continue as a Participant in the Plan. Each other Employee, including a Leased Employee, shall be eligible to become a Participant as of the Entry Date when he first meets the following requirement(s):

                  90 days of employement with the Employer

                  Age 21

                  Not in a unit of Employees covered by an agreement which the Secretary of Labor finds to be a collective bargaining agreement between Employee representatives and the Employer, if there is evidence that retirement benefits were the subject of good faith bargaining between such Employee representatives and the Employer, unless the collective bargaining agreement provides for coverage under this Plan.

          3.2 ENROLLMENT AND PARTICIPATION. Each eligible Employee may enroll as of his Entry Date by completing and delivering to the Administrator an enrollment form and, if applicable, a Salary Deferral Agreement. He will then become a Participant as of his Entry Date.

          3.3 RE-EMPLOYED EMPLOYEE. In the case of an individual who ceases to be an Employee and is subsequently rehired as an Employee, the following provisions shall apply in determining his eligibility to again participate in the
                  Plan:

             (A) If the Employee had met the eligibility requirement(s) specified in Section 3.1 prior to his separation from employment, he shall become an Active Participant in the Plan as of the date he is re-employed, after completing the applicable form(s), in accordance with
                  Section 3.2.

             (B) If the Employee had not met the eligibility requirement(s) specified in Section 3.1 prior to his separation from employment, he shall be eligible to participate in the Plan on the first Entry Date
                  following   his   fulfillment   of   such   eligibility
                  requirement(s).


                                        -27-
                                   Page 109 of 191
             For purposes of this Subsection, all Years of Service with the Employer, including any Years of Service prior to any Breaks in Service, shall be taken into account.

          3.4 ELIGIBLE CLASS. In the event a Participant becomes ineligible to participate because he is no longer a member of an eligible class of Employees, such Employee shall participate immediately upon his return to an eligible class of Employees.

             In the event an Employee who is not a member of the eligible class of Employees becomes a member of the eligible class, such Employee shall participate immediately if such Employee has satisfied the minimum age and service requirements and would have previously become a Participant had he been in the eligible class.

          3.5 WAIVER OF PARTICIPATION. Notwithstanding any provision of the Plan to the contrary, any Employee in accordance with the rules of the Plan may decline to become a Participant or cease to be an Active Participant by filing a written waiver of participation with the Administrator in the manner he prescribes. Such waiver must be filed prior to the date such Employee is eligible to become a Participant, or in the case of an Active Participant, in the last month of the Plan Year immediately preceding the Plan Year for which he wishes to cease being an Active Participant.

             Any Employee who files such a waiver shall not become a Participant, or if an Active Participant, shall elect to cease to be such as of the first day of the succeeding Plan Year; and such Employee shall not receive any additional compensation or other sums by reason of his waiver of participation.

             Any such waiver may be rescinded by an Employee effective on the first day of the first Plan Year following one or more Plan Years commencing after the filing of such waiver in which he was not an Active Participant, in which event he shall become a Participant, or again become an Active Participant, as the case may be, effective as of such date.












                                        -28-
                                   Page 110 of 191
                                     ARTICLE IV
                                   CONTRIBUTIONS
                                   -------------


          4.1 ELECTIVE DEFERRAL CONTRIBUTIONS. Each Active Participant may enter into a written Salary Deferral Agreement with the Employer in an amount equal to not less than 1% nor more than 20% of his Compensation for the Contribution Period. In consideration of such agreement, the Employer will make a contribution for each Contribution Period on behalf of the Participant in an amount equal to the total amount by which the Participant's Compensation from the Employer was deferred during the Contribution Period pursuant to the Salary Deferral Agreement then in effect. Elective Deferral Contributions shall be paid by the Employer to the Trust not less frequently than monthly, but in no event later than 90 days following the date the amounts were deferred. Notwithstanding the above stated percentages, an Active Participant may, at any time, elect to defer a portion of his Compensation in a lump-sum amount not to exceed the limit specified in
                  Section 4.1(b).

             Salary  Deferral   Agreements  shall  be  governed   by  the
             following provisions:

             (A) Amounts contributed pursuant to a Salary Deferral Agreement shall be 100% vested and non-forfeitable at all times.

             (B) No Participant shall be permitted to have Elective Deferral Contributions made under this Plan, or any other qualified plan maintained by the Employer, during any taxable year, in excess of the dollar limitation contained in section 402(g) of the Code in effect at the beginning of the taxable year.

             (C) Amounts contributed pursuant to a Salary Deferral Agreement, which are not in excess of the limit described in Subsection (B) above, shall be subject to the Limitations on Allocations in accordance with
                  Article V. Elective Deferral Contributions that are in excess of the limit described in Subsection (B) shall also be subject to the Limitations on Allocations in accordance with Article V.

             (D) A Salary Deferral Agreement may be changed by a Participant four times during the Plan Year, on January 31, April 30, July 31, and October 31, by filing written notice thereof with the Administrator. Such notice shall be effective, and the Salary Deferral

                                        -29-
                                   Page 111 of 191
                  Agreement shall be changed on the date specified in such notice or as soon as administratively possible, which date must be at least 15 days after such notice is filed.

             (E) Elective Deferral Contributions shall be subject to the Actual Deferral Percentage Test limitations.

             (F)  Correction of Excess Contributions.

                  (1) If the Employer determines prior to the end of the Plan Year that the Actual Deferral Percentage Test may not be satisfied, the Employer may take the corrective action specified in Section 4.12 of the Plan.

                  (2) If, after the end of the Plan Year, the Employer determines that the Plan will fail the Actual Deferral Percentage Test, the Employer shall take the corrective action specified in Section 4.14 or
                       Section 4.17 of the Plan, or a combination of such corrective actions, in order to ensure that the Plan does not fail the Actual Deferral Percentage Test for the Plan Year being tested.

          4.2 MATCHING CONTRIBUTIONS. The Employer shall make a Matching Contribution out of Considered Net Profits in an amount equal to $.50 for each $1.00 by which a Participant defers his Compensation pursuant to a Salary Deferral Agreement up to the maximum deferral permitted by law, subject to the Limitations on Allocations specified in Article V. If there are insufficient Considered Net Profits of the Employer for such Matching Contribution, the amount of such contribution will be diminished to the amount that can be made from the Employer's Considered Net Profits. The Matching Contribution shall be paid to the Trust not less frequently than monthly. Matching Contributions shall be subject to the Actual Contribution Percentage Test. The Employer may designate at the time of contribution that all or a portion of such Matching Contributions be treated as Qualified Matching Contributions.

             If the Employer determines prior to the end of the Plan Year that the Actual Contribution Percentage Test may not be satisfied, the Employer may take the corrective action specified in Section 4.13 of the Plan.

             If, after the end of the Plan Year, the Employer determines that the Plan will fail the Actual Contribution Percentage Test, the Employer shall take the corrective action specified in Section 4.15 or Section 4.17 of the Plan, or a combination of such corrective actions, in order to ensure that the Plan does not fail the Actual Contribution Percentage Test for the Plan Year being tested.

             Such Matching Contribution shall be allocated as of the last day of the Contribution Period for which such contribution is made to each Participant who:

                  is   an  Active  Participant  as  of  any  day  of  the
                  Contribution Period.

             Matching Contributions may be made in the form of cash and/or Employer Stock.

             Notwithstanding the above provision, an allocation will be made on behalf of a Participant who dies, retires, or becomes disabled during the Contribution Period.

          4.3 NONELECTIVE CONTRIBUTIONS. The Employer may make a contribution under the Plan for any Plan Year of an amount out of Considered Net Profits that the Employer's Board of Directors shall determine by resolution. Such resolution shall either specify a fixed amount or specify a definite formula by which a fixed amount can be determined.

             The Employer may designate at the time of contribution that all or a portion of such Nonelective Contribution be treated as a Qualified Nonelective Contribution.

             Nonelective Contributions may be made in the form of cash and/or Employer Stock.

             Such Nonelective Contribution shall be allocated as of the last day of the Plan Year for which such contribution is made to each Participant who:

                  has a Year of Service for contribution purposes, as defined in Article II.

                  is an Active Participant as of the last day of the Plan
                  Year.

             Notwithstanding the above provision, an allocation will be made on behalf of a Participant who dies, retires, or becomes disabled during the Plan Year.

             For each Plan Year the contribution shall be allocated to each Participant in the proportion that the Compensation paid to each Participant during the Plan Year bears to the Compensation paid to all such Participants, subject to the Limitations on Allocations specified in Article V.

                                        -31-
                                   Page 113 of 191
             The contribution as described above, for any Plan Year, shall be paid to the Trust at the end of the Plan Year, or as soon as possible on or after the last day of such Plan
             Year, but in any event not later than the date which is prescribed by law for filing the Employer's income tax return, including any extension thereof.

          4.4 FAIL-SAFE CONTRIBUTION. The Employer reserves the right to make a discretionary Nonelective Contribution to the Plan for any Plan Year, if the Employer determines that such a contribution is necessary to ensure that either the Actual Deferral Percentage Test or the Actual Contribution Percentage Test will be satisfied for that Plan Year. Such amount shall be designated by the Employer at the time of contribution as a Qualified Nonelective Contribution and shall be known as a Fail-Safe Contribution.

             The Fail-Safe Contribution shall be made on behalf of all eligible non-Highly Compensated Employees who are Participants and who are considered under the Actual Deferral Percentage Test or the Actual Contribution Percentage Test. This contribution shall be allocated to the Participant's Account of each such Participant in an amount equal to a fixed percentage of such Participant's Compensation. The fixed percentage shall be equal to the minimum fixed percentage necessary to be contributed by the Employer on behalf of each eligible non-Highly Compensated Employee who is a Participant so that the Actual Deferral Percentage Test or the Actual Contribution Percentage Test is satisfied.

             The Fail-Safe Contribution for any Plan Year as determined above shall be paid to the Trust at the end of the Plan Year, or as soon as possible on or after the last day of such Plan Year, but in no event later than the date which is prescribed by law for filing the Employer's income tax return, including any extensions thereof.

          4.5 PROFITS NOT REQUIRED. Contributions to this Plan shall not be precluded because the Employer does not have Considered Net Profits. Notwithstanding the existence of Considered Net Profits, the Employer may determine in its sole discretion that it will make no contributions for such Plan Year.

          4.6 PAYMENT OF EXPENSES. The Employer may contribute to the Plan the amount necessary, to pay any applicable expense charges and administration charges. In lieu of the Employer's contributing the amount necessary to pay such charges, these expenses may be paid from the Trust fund.

                                        -32-
                                   Page 114 of 191
          4.7 ALLOCATION OF FORFEITURES. Forfeitures available for reallocation in accordance with Section 9.3 shall be considered as part of the Nonelective Contributions made by the Employer as more fully described in this
                  Article IV.

          4.8 CREDITING OF ELECTIVE DEFERRAL AND OTHER CONTRIBUTIONS. Elective Deferral Contributions and other contributions made by the Employer shall be credited to the Participant Account of each Participant for whom such contributions are made, in accordance with the provisions of Article XIII.

          4.9 ROLLOVER CONTRIBUTIONS. The Plan may receive Rollover Contributions on behalf of a Participant. Receipt of a Rollover Contribution shall be subject to the approval of the Plan Administrator. Before approving the receipt of a Rollover Contribution, the Plan
                  Administrator may request any documents or other information from a Participant or opinions of counsel which the Plan Administrator deems necessary to establish that such amount is a Rollover Contribution.

             Rollover   Contributions   shall    be   credited   to   the
             Participant's Account and may be invested in any manner authorized under the provisions of this Plan.

          4.10 TRANSFERS. Without regard to the Limitations on Allocations imposed under Article V, the Trustee may receive, directly from another qualified pension or profit-sharing plan meeting the requirements of Internal Revenue Code section 401(a), all or part of the entire amount distributable on behalf of a Participant from such plan. Likewise, the Trustee may receive Transfers representing the assets of any predecessor plan.

             Transfers may be invested in any manner authorized under the provisions of this Plan.

          4.11    SUSPENSION  OF  ELECTIVE  DEFERRAL  CONTRIBUTIONS.  The
                  following  provisions  shall   apply  with  respect  to
                  suspension of Elective Deferral Contributions.

             (A) Elective Suspension. An Active Participant may elect to suspend his Salary Deferral Agreement for Elective Deferral Contributions by filing a written notice thereof with the Administrator at any time. The Salary Deferral Agreement shall be suspended on the date specified in such notice, which date must be at least 15 days after such notice is filed. The notice shall specify the period for which such suspension shall be effective. Such period may extend indefinitely.

                                        -33-
                                   Page 115 of 191
             (B) Suspension for Leave. A Participant who is absent from employment on account of an authorized leave of absence or military leave shall have his Salary Deferral Agreement suspended during such leave. Such suspension of contributions shall be effective on the date payment of Compensation by the Employer to him ceases, and shall remain in effect until payment of Compensation is resumed.

             (C) Withdrawal Suspension. An Active Participant who elects a withdrawal in accordance with Article X may have his Salary Deferral Agreement suspended on the date such election becomes effective. Such suspension shall remain in effect for the number of months specified therein.

             (D) Non-Elective Suspension. An Active Participant who ceases to meet the eligibility requirements as specified in Section 3.1 but who remains in the employ of the Employer, shall have his Salary Deferral Agreement suspended, effective as of the date he ceases to meet the eligibility requirements. Such suspension shall remain in effect until he again meets such eligibility requirements.

             The Participant may elect to reactivate his Salary Deferral Agreement for Elective Deferral Contributions by filing a written notice thereof with the Plan Administrator. The
             Salary Deferral Agreement shall be reactivated on the January 1, April 1, July 1, or October 1 following the expiration of the suspension period described above.

          4.12 LIMITATION OF ELECTIVE DEFERRAL CONTRIBUTIONS. If the Employer determines prior to the end of the Plan Year that the Plan may not satisfy the Actual Deferral
                  Percentage Test for the Plan Year, the Employer may require that the amount of Elective Deferral Contributions being allocated to the accounts of Highly Compensated Employees be reduced to the extent necessary to prevent Excess Contributions from being made to the Plan.

             Although  the  Employer may  reduce  the amount  of Elective
             Deferral  Contributions   that  may  be  allocated   to  the
             Participant's Account of Highly Compensated Employees, the affected Employees shall continue to participate in the Plan. When the situation that resulted in the reduction of Elective Deferral Contributions ceases to exist, the Employer shall reinstate the amount of Elective Deferral Contributions elected by the Participant in the Salary Deferral Agreement to the fullest extent possible for all affected Participants in a nondiscriminatory manner.

                                        -34-
                                   Page 116 of 191
          4.13 LIMITATION OF MATCHING CONTRIBUTIONS. If the Employer determines prior to the end of the Plan Year that the Plan may not satisfy the Actual Contribution Percentage
                  Test for the Plan Year, the Employer may require that the amount of Matching Contributions being allocated to the Accounts of Highly Compensated Employees be reduced to the extent necessary to prevent Excess Aggregate Contributions from being made to the Plan.

          4.14    CORRECTIVE DISTRIBUTION OF EXCESS CONTRIBUTIONS.

             (A) The Employer may distribute Excess Contributions (and income allocable thereto) to the appropriate Highly Compensated Employee after the close of the Plan Year in which the Excess Contribution arose and within 12 months after the close of that Plan Year.

             (B) The income allocable to Excess Contributions is equal to the sum of the allocable gain or loss for the Plan Year and shall be determined as follows:

                  (1) The income allocable to Excess Contributions is determined by multiplying the income for the Plan Year allocable to Deferral Percentage Amounts by a fraction. The numerator of the fraction is the Excess Contributions attributable to the Employee for the Plan Year. The denominator of the fraction is equal to the sum of (A) the total account balance of the Employee attributable to Deferral Percentage Amounts as of the beginning of the Plan Year, plus (B) the Employee's Deferral Percentage Amounts for the Plan Year.

                  (2) The allocable gain or loss for the period between the end of the Plan Year and the date of distribution shall not be taken into consideration when determining the income allocable to Excess Contributions.

             (C) The amount of Excess Contributions to be distributed with respect to an Employee for a Plan Year shall be reduced by Excess Deferrals previously distributed to the Employee for the Employee's taxable year ending with or within the Plan Year.

             (D) The distribution of Excess Contributions made to the Family Members of a family group that was combined for purposes of determining a Highly Compensated Employee's Actual Deferral Ratio shall be allocated among the Family Members in proportion to the Elective Deferral Contribution (including any amounts required to be taken into account under subparagraphs (B) (1) and (B)

                                        -35-
                                   Page 117 of 191
                  (2) of Section 1.8 of the Plan) of each Family Member that is combined to determine the Actual Deferral
                  Ratio.

             (E) A corrective distribution of Excess Contributions (and income) shall be made without regard to any Participant or spousal consent or any notice otherwise required under sections 411(a)(11) and 417 of the Code.

             (F) Any Matching Contributions or Qualified Matching Contributions that relate to the Excess Contribution being distributed shall be forfeited. The Matching Contribution so forfeited shall be in proportion to the applicable Employee's vested and nonvested interest in Matching Contributions under the Plan for the Plan Year in which the Excess Contribution arose. Forfeitures of Matching Contributions or Qualified Matching Contributions that relate to Excess Contributions shall be applied to reduce Employer contributions or pay Plan expenses.

             (G) In no case may the amount of Excess Contributions to be distributed for a Plan Year with respect to any Highly Compensated Employee exceed the amount of Elective Deferral Contributions made on behalf of the Highly Compensated Employee for the Plan Year.

             (H) In the event of a complete termination of the Plan during the Plan Year in which an Excess Contribution arose, the corrective distribution must be made as soon as administratively feasible after the date of the termination of the Plan, but in no event later than 12 months after the date of termination.

             (I) Any distribution of less than the entire amount of Excess Contributions with respect to any Highly Compensated Employee shall be treated as a pro-rata distribution of Excess Contributions and allocable income or loss.

          4.15    CORRECTION OF EXCESS AGGREGATE CONTRIBUTIONS.

             (A) Excess Aggregate Contributions may be corrected using one of the methods described in subparagraphs (1) and
                  (2) below. The Employer shall elect the method of correction to be used and shall apply such method to the correction of the Excess Annual Contribution for the Plan Year.

                  (1)  Method 1:

                       (a) The Excess Aggregate Contribution (and income) shall be forfeited, if forfeitable, or distributed on a pro-rata basis from the Employee's Account attributable to Contribution Percentage Amounts. The distribution or forfeiture shall be made after the close of the Plan Year in which the Excess Aggregate Contribution arose and within 12 months after the close of that Plan Year. Whether an amount is distributed or forfeited under this subparagraph (a) shall be determined based on the rules set forth in paragraph (B) of this section.

                  (2)  Method 2:

                       (a) Any Matching Contributions (and Qualified Matching Contributions, to the extent not taken into account for purposes of the Actual Deferral Percentage Test), and income allocable thereto, shall be forfeited, if forfeitable, or distributed to the appropriate Highly Compensated Employee. The distribution or forfeiture shall be made after the close of the Plan Year in which the Excess Aggregate Contribution arose and within 12 months after the close of that Plan Year. Whether an amount is forfeited or distributed shall be determined under the rules set forth in paragraph (B) of this section.

             (B) Determination of Distributable and Forfeitable Amounts. For purposes of paragraph (A) of this section:

                  (1) An Excess Aggregate Contribution attributable to vested Matching Contributions, Qualified Matching Contributions (and, if applicable, Qualified Nonelective Contributions and Elective Deferral Contributions) shall be distributed to the appropriate Highly Compensated Employee in accordance with the terms of this section.

                  (2) An Excess Aggregate Contribution attributable to an Employee's nonvested Matching Contributions shall be forfeited in accordance with the terms of this section.

                  (3) A Highly Compensated Employee's vested and nonvested interest in Matching Contributions (and income allocable thereto) attributable to Excess Aggregate Contributions shall be based on the proportion that represents the Employee's Vested Interest in Matching Contributions under the Plan

                                        -37-
                                   Page 119 of 191
                       for the Plan Year in which the Excess Aggregate Contribution arose.

             (C)  Forfeited   Excess   Aggregate   Contributions.      In
                  accordance with paragraph (B) of this section, the amount that represents the Employee's nonvested interest in Matching Contributions (and income), and is attributable to Excess Aggregate Contributions, shall be forfeited and, as such, shall be applied to reduce Employer contributions or pay expenses.

             (D) Income Allocable to Excess Aggregate Contributions. For purposes of this section, the income allocable to Excess Aggregate Contributions is equal to the sum of the allocable gain or loss for the Plan Year, and shall be determined as follows:

                  (1) The income allocable to Excess Aggregate Contributions is determined by multiplying the income for the Plan Year allocable to Contribution Percentage Amounts by a fraction. The numerator of the fraction is the Excess Aggregate Contributions for the Employee for the Plan Year. The denominator of the fraction is equal to the sum of (A) the total account balance of the Employee attributable to Contribution Percentage Amounts as of the beginning of the Plan Year, plus
                       (B) the  Contribution Percentage  Amounts for  the
                       Plan Year.

                  (2) The allocable gain or loss for the period between the end of the Plan Year and the date of correction shall not be taken into consideration when determining the income allocable to Excess Aggregate Contributions.

             (E) The distribution of Excess Aggregate Contributions (and income) made to Family Members of a family group that was combined for purposes of determining a Highly Compensated Employee's Actual Contribution Ratio shall be allocated among Family Members in proportion to the Contribution Percentage Amounts (including any amounts required to be taken into account under subparagraphs
                  (B) (1) and (B) (2) of Section 1.5 of the Plan) of each Family Member that are combined to determine the Actual Contribution Ratio.

             (F) In the event of a complete termination of the Plan during the Plan Year in which an Excess Aggregate Contribution arose, the corrective distribution or forfeiture shall be made as soon as administratively feasible after the date of termination of the Plan, but

                                        -38-
                                   Page 120 of 191
                  in no event later than 12 months after the date of termination.

             (G) If the entire account balance of a Highly Compensated Employee is distributed during the Plan Year in which the Excess Aggregate Contribution arose, the distribution shall be deemed to have been a corrective distribution of Excess Aggregate Contributions (and income) to the extent that a corrective distribution would otherwise have been required.

             (H) Any distribution of less than the entire amount of Excess Aggregate Contributions (and income) shall be treated as a pro-rata distribution of Excess Aggregate Contributions and allocable income or loss.

             (I) In no case may the amount of Excess Aggregate Contributions distributed to a Highly Compensated Employee exceed the amount of Matching Contributions made on behalf of the Highly Compensated Employee for the Plan Year.

             (J) A distribution of Excess Aggregate Contributions (and income) shall be made under this section without regard to any notice or consent otherwise required under sections 411(a)(11) and 417 of the Code.

          4.16 CORRECTIVE DISTRIBUTION OF EXCESS DEFERRALS. Notwithstanding any other provision of the Plan, Excess Deferrals, plus any income and minus any loss allocable thereto, may be distributed to any Participant to whose account Excess Deferrals were allocated for the individual's taxable year. Such a corrective distribution shall be made in accordance with this section.

             (A)  Correction of Excess Deferrals After Taxable Year.

                  (1) Not later than the March 15 following the close of a Participant's taxable year, the Participant may notify the Plan of the amount of Excess Deferrals received by the Plan during that taxable year. The notification shall be in writing, shall specify the Participant's Excess Deferrals, and shall be accompanied by the Participant's written statement that if such amounts are not distributed, these amounts, when added to all other Elective Deferral Contributions made on behalf of the Participant during the taxable year, shall exceed the dollar limitation specified in section 402(g) of the Code.

                                        -39-
                                   Page 121 of 191
                  (2)  The  Participant is  deemed to  have  notified the
                       Plan of Excess  Deferrals if,  not later than  the
                       March  1 following  the close  of a  Participant's
                       taxable year,  the Employer notifies  the Plan  on
                       behalf of the Participant of the Excess Deferrals.
                       Such  Excess  Deferrals  shall  be  calculated  by
                       taking   into   account  only   Elective  Deferral
                       Contributions under the Plan and any other plans of the Employer.

                  (3) Not later than the April 15 following the close of the taxable year, the Plan shall distribute to the Participant the amount of Excess Deferrals designated under subparagraphs (1) or (2) above.

             (B) Correction of Excess Deferrals During the Taxable Year. A Participant who has an Excess Deferral during a taxable year may receive a corrective distribution during the same year. Such a corrective distribution shall be made if:

                  (1) The Participant designates the distribution as an Excess Deferral. The designation shall be made in the same manner as the notification described in subparagraph (A) (1) of this section. The Participant will be deemed to have designated the distribution as an Excess Deferral if the Employer makes the designation on behalf of the Participant to the extent that the Participant has Excess Deferrals for the taxable year calculated by taking into account only Elective Deferral Contributions to the Plan and other plans of the Employer.

                  (2) The corrective distribution is made after the date on which the Plan received the Excess Deferral.

                  (3)  The  Plan   designates  the   distribution  as   a
                       distribution of Excess Deferrals.

             (C) If the Participant provides the Employer with satisfactory evidence and written notice to demonstrate that all Elective Deferral Contributions by the participant in this Plan and any other qualified plan exceed the applicable limit under section 402(g) of the Code for such individual's taxable year, then the Plan Administrator may (but is not required to) distribute sufficient Elective Deferral Contributions (not to exceed the amount of Elective Deferral Contributions actually contributed on behalf of the Participant to this Plan during the Participant's taxable year) from this Plan to allow the Participant to comply with the applicable limit. The evidence provided by the

                  Participant must establish clearly the amount of Excess Deferrals. The Participant must present this evidence to the Plan Administrator by the March 1 following the end of the calendar year in which the Excess Deferrals occurred.

             (D) Income Allocable to Excess Deferrals. The income allocable to Excess Deferrals is equal to the sum of allocable gain or loss for the taxable year of the individual and shall be determined as follows:

                  (1) The gain or loss allocable to Excess Deferrals is determined by multiplying the income for the taxable year allocable to Elective Deferral Contributions by a fraction. The numerator of the fraction is the Excess Deferrals by the Employee for the taxable year. The denominator of the fraction is equal to the sum of:

                       (a) The total account balance of the Employee attributable to Elective Deferral Contributions as of the beginning of the Plan Year, plus

                       (b)  The     Employee's     Elective      Deferral
                            Contributions for the taxable year.

                  (2) The income allocable to Excess Deferrals shall not include the allocable gain or loss for the period between the end of the taxable year and the date of distribution.

             (E) No Employee or Spousal Consent Required. A corrective distribution of Excess Deferrals (and income) shall be made without regard to any notice or consent otherwise required under sections 411(a)(11) and 417 of the Code.


             (F) Any Matching Contributions or Qualified Matching Contributions that relate to the Excess Deferral being distributed shall be forfeited. The Matching Contribution so forfeited shall be in proportion to the applicable Employee's vested and nonvested interest in Matching Contributions under the Plan for the Plan Year in which the Excess Deferral arose. Forfeitures of Matching Contributions or Qualified Matching Contributions that relate to Excess Deferrals shall be applied to reduce Employer contributions or pay Plan expenses.

          4.17 QUALIFIED CONTRIBUTIONS. In lieu of distributing Excess Contributions as provided in Section 4.14 of the Plan, or Excess Aggregate Contributions as provided in

                  Section 4.15 of the Plan, the Employer may take the actions specified below in order to satisfy the Actual Deferral Percentage Test or the Actual Contribution Percentage Test, or both, pursuant to the regulations under the Code.

             (A) At the election of the Employer, Qualified Nonelective Contributions or Qualified Matching Contributions, or both, may be taken into account as Elective Deferral Contributions for purposes of calculating the Actual Deferral Ratio of a Participant.

                  The amount of Qualified Nonelective Contributions or Qualified Matching Contributions made under the terms of this Plan and taken into account as Elective Deferral Contributions for purposes of calculating the Actual Deferral Ratio, subject to such other requirements as may be prescribed by the Secretary of the Treasury, shall be such Qualified Nonelective Contributions or Qualified Matching Contributions, or both, that are needed to meet the Actual Deferral Percentage Test.

             (B) At the election of the Employer, Qualified Nonelective Contributions or Elective Deferral Contributions, or both, may be taken into account as Matching Contributions for purposes of calculating the Actual Contribution Ratio of a Participant.

                  The amount of Qualified Nonelective Contributions or Elective Deferral Contributions made under the terms of this Plan and taken into account for purposes of calculating the Actual Contribution Ratio, subject to such other requirements as may be prescribed by the Secretary of the Treasury, shall be such Qualified Nonelective Contributions or Elective Deferral Contributions, or both, that are needed to meet the Actual Contribution Percentage Test.

             (C) Any Qualified Nonelective Contribution, Qualified Matching Contribution, and Elective Deferral Contribution taken into account under paragraphs (A) or
                  (B) must be allocated to the Employee's Account as of a date within the Plan Year in which the Excess Contribution or Excess Aggregate Contribution arose and must be paid to the Plan no later than the 12-month period immediately following the Plan Year to which the contribution relates.


                                        -42-
                                   Page 124 of 191
          4.18    MULTIPLE USE OF ALTERNATIVE LIMITATION.

             (A) Multiple use of the alternative limitation occurs if all of the conditions of this paragraph (A) are satisfied:

                  (1) One or more Highly Compensated Employee of the Employer are eligible employees in both a cash or deferred arrangement subject to section 401(k) and a plan maintained by the Employer subject to section 401(m).

                  (2) The sum of the Actual Deferral Percentage of the entire group of eligible Highly Compensated Employees under the arrangement subject to section 401(k) and the Actual Contribution Percentage of the entire group of eligible Highly Compensated Employees under the Plan subject to section 401(m) exceeds the aggregate limit of paragraph (C) of this section.

                  (3) Actual Deferral Percentage of the entire group of eligible Highly Compensated Employees under the arrangement subject to section 401(k) exceeds the amount described in section 401(k)(3)(A)(ii)(I).

                  (4) The Actual Contribution Percentage of the entire group of eligible Highly Compensated Employees under the arrangement subject to section 401(m) exceeds the amount described in section 401(m)(2)(A)(i).

             (B) For purposes of this section, the aggregate limit is the greater of:

                  (1)  The sum of-

                       (a) 1.25 times the greater of the relevant Actual Deferral Percentage or the relevant Actual Contribution Percentage, and

                       (b) Two percentage points plus the lesser of the relevant Actual Deferral Percentage or the relevant Actual Contribution Percentage. In no event, however, may this amount exceed twice the lesser of the relevant Actual
                            Deferral Percentage or the Actual Contribution Percentage; or

                  (2)  The sum of-


                                        -43-
                                   Page 125 of 191
                       (a)  1.25 times  the lesser of the relevant Actual
                            Deferral Percentage or the relevant Actual Contribution Percentage, and

                       (b) Two percentage points plus the greater of the relevant Actual Deferral Percentage or the relevant Actual Contribution Percentage. In no event, however, may this amount exceed twice the greater of the relevant Actual Deferral Percentage or the relevant Actual Contribution Percentage.

             (C) For purposes of paragraph (B) of this section, the term "relevant Actual Deferral Percentage" means the Actual Deferral Percentage of the group of Nonhighly Compensated Employees under the arrangement subject to section 401(k) for the Plan Year, and the term "relevant Actual Contribution Percentage" means the Actual Contribution Percentage of the group of Nonhighly Compensated Employees eligible under the Plan subject to section 401(m) for the Plan Year beginning with or within the Plan Year of the arrangement subject to section 401(k).

             (D) The Actual Deferral Percentage and Actual Contribution Percentage of the group of eligible Highly Compensated Employees are determined after use of Qualified Nonelective Contributions and Qualified Matching Contributions to meet the requirements of the Actual Deferral Percentage Test and after use of Qualified Nonelective Contributions and Elective Deferral Contributions to meet the requirements of the Actual Contribution Percentage Test. The Actual Deferral Percentage and Actual Contribution Percentage of the group of Highly Compensated Employees are determined after any corrective distribution or forfeiture of Excess Deferrals, Excess Contributions, or Excess Aggregate Contributions and after recharacterization of Excess Contributions required without regard to this section. Only plans and arrangements maintained by the Employer are taken into account under paragraph (B). If the Employer maintains two or more cash or deferred arrangements subject to section 401(k) that must be mandatorily disaggregated pursuant to section 401(k)-1(g)(11)(iii) multiple use is tested separately with respect to each plan.

             (E) If multiple use of the alternative limit occurs with respect to two or more plans or arrangements maintained by the Employer, it shall be corrected by reducing the Actual Contribution Percentage of Highly Compensated Employees in the manner described in paragraph (F) of this section. Instead of making this reduction, the

                  Employer  may  eliminate  the   multiple  use  of   the
                  alternative limitation by making Qualified Nonelective Contributions to the Plan.

             (F)  The  amount  of  the  reduction  by which  each  Highly
                  Compensated Employee's Actual Contribution Ratio is reduced shall be treated as an Excess Aggregate Contribution. The Actual Contribution Percentage of all Highly Compensated Employees under the plan subject to reduction shall be reduced so that there is no multiple use of the alternative limitation.








































                                        -45-

                                   Page 127 of 191
                                     ARTICLE V
                             LIMITATIONS ON ALLOCATIONS
                             --------------------------


          5.1 LIMITATIONS ON ALLOCATIONS. Definitions - The following definitions are atypical terms which refer only to terms used in the Limitations on Allocations Sections of this Article V.

             (A) Annual Additions. The term Annual Additions shall mean the sum of the following amounts allocated on behalf of a Participant for a Limitation Year:

                  (1) all contributions made by the Employer which shall include:

                            Elective Deferral Contributions, if any;

                            Matching Contributions, if any;

                            Qualified Matching Contributions, if any;

                            Nonelective Contributions, if any;

                            Qualified Nonelective Contributions, if any;

                  (2)  all Forfeitures, if any;

                  (3)  all Employee Contributions, if any.

                  For the purposes of this Article, Excess Amounts reapplied under Section 5.2 (D) shall also be included as Annual Additions. Also, for the purposes of this Article, Employee Contributions are determined without regard to deductible employee contributions within the meaning of section 72(o)(5) of the Code.

                  Amounts  allocated   after  March  31,   1984,  to   an
                  individual medical account, as defined in Internal Revenue Code section 415(l)(1), which is part of a defined benefit plan maintained by the Employer, are treated as Annual Additions to a defined contribution plan. Also, amounts derived from contributions paid or accrued attributable to post-retirement medical benefits allocated to the separate account of a key employee, as defined in Internal Revenue Code section 419A(d)(3), under a welfare benefit fund, as defined in Internal Revenue Code section 419(e), maintained by the Employer, are treated as Annual Additions to a defined contribution plan.

                                        -46-
                                   Page 128 of 191
                  Contributions do not fail to be Annual Additions merely
                  because they are Excess Deferrals, Excess Contributions
                  or  Excess Aggregate  Contributions  or merely  because
                  Excess Contributions or Excess  Aggregate Contributions
                  are     corrected      through     distribution      or
                  recharacterization.      Excess   Deferrals  that   are
                  distributed in accordance with Section 4.16 of the Plan are not Annual Additions.

                  Forfeited Matching Contributions that are forfeited because the contributions to which they relate are treated as Excess Aggregate Contributions, Excess Contributions, or Excess Deferrals and that are reallocated to the Participant Accounts of other Participants for the Plan Year in which the forfeiture occurs, are treated as Annual Additions for the Participants to whose accounts they are reallocated and for the Participants from whose accounts they are forfeited.

             (B) Compensation. The term Compensation means wages within the meaning of section 3401(a) of the Code for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in section 3401(a)(2) of the Code).

                  For Limitation Years beginning after December 31, 1991, for purposes of applying the limitations of this article, Compensation for a Limitation Year is the Compensation actually paid or made available during such Limitation Year.

             (C)  Defined  Contribution  Dollar  Limitation.    The  term
                  Defined Contribution Dollar Limitation shall mean $30,000 or, if greater, one-fourth of the defined benefit dollar limitation set forth in Internal Revenue Code section 415(b)(1) as in effect for the Limitation Year.

             (D) Employer. The term Employer shall mean the Employer that adopts this Plan. In the case of a group of employers which constitutes a controlled group of corporations (as defined in Internal Revenue Code section 414(b) as modified by section 415(h)), or which constitutes trades or business (whether or not incorporated) which are under common control (as defined in section 414(c) as modified by section 415(h)), or affiliated service groups (as defined in section 414(m)) of which the adopting Employer is a part, all such employers shall be considered a single

                  Employer for purposes of applying the limitations of this Article.

             (E)  Excess Amount.   The term Excess Amount  shall mean the
                  excess of the Participant's Annual Additions for the Limitation Year over the Maximum Permissible Amount.

             (F)  Limitation Year.   The term Limitation Year  shall mean
                  the calendar year.

             (G) Maximum Permissible Amount. The term Maximum Permissible Amount shall mean the lesser of (1) the Defined Contribution Dollar Limitation, or (2) 25% of the Participant's Compensation for the Limitation Year.


                  If a short Limitation Year is created because of an amendment changing the Limitation Year to a different period of 12 consecutive months, the Maximum Permissible Amount for the short Limitation Year will be the lesser of (1) the Defined Contribution Dollar Limitation multiplied by a fraction, the numerator of which is the number of months in the short Limitation Year, and the denominator of which is 12, or (2) 25% of the Participant's Compensation for the short Limitation Year.

          5.2     LIMITATIONS ON ALLOCATIONS.   If the Employer  does not
                  maintain any qualified plan in addition to this Plan:

             (A) The amount of Annual Additions which may be allocated under this Plan on a Participant's behalf for a Limitation Year shall not exceed the lesser of the Maximum Permissible Amount or any other limitation contained in this Plan.

             (B) Prior to the determination of the Participant's actual Compensation for a Limitation Year, the Maximum Permissible Amount may be determined on the basis of the Participant's estimated annual Compensation. Such Compensation shall be determined on a reasonable basis and shall be uniformly determined for all Participants similarly situated. Any employer contributions based on estimated annual Compensation shall be reduced by any Excess Amounts carried over from prior years.

             (C) As soon as is administratively feasible after the end of the Limitation Year, the Maximum Permissible Amount for such Limitation Year shall be determined on the basis of the Participant's actual Compensation for such Limitation Year. In the event a Participant separates from the Service of the Employer prior to the end of the Limitation Year, the Maximum Permissible Amount for such Participant shall be determined prior to any distribution of his Participant's Account on the basis of his actual Compensation. Any Excess Amounts shall be disposed of in accordance with Section 5.2 (D).

             (D) If there is an Excess Amount with respect to a Participant for a Limitation Year as a result of a reasonable error in estimating the Participant's annual compensation, an allocation of forfeitures, a reasonable error in determining the amount of elective deferrals (within the meaning of section 402(g)(3) of the Code) that may be made with respect to any individual under the limits of section 415 of the Code, or under other limited facts and circumstances which the commissioner finds justified, such Excess Amount shall be disposed of as follows:

                  (1) If an Excess Amount exists, the Excess Amount in the Participant's Account (excluding Elective Deferral Contributions) shall be held unallocated in a suspense account for the Limitation Year and allocated and reallocated in the next Limitation Year to all Participants in the Plan. The excess amount must be used to reduce Employer Contributions for the next Limitation Year (and succeeding Limitation Years, as necessary) for all of the Participants in the Plan. For purposes of this subparagraph, the Excess Amount may not be distributed to Participants or former Participants.

                  (2) If, after the application of subparagraph (1) an Excess Amount still exists, then the Participant's Elective Deferral Contributions (including earnings and losses thereon) allocated for the
                       Limitation Year shall be returned to the Participant to the extent that an Excess Amount exists. This distribution shall be made as soon as administratively feasible after the Excess Amount is determined. Any Elective Deferral Contributions returned under this paragraph shall be disregarded for purposes of the Actual Deferral Percentage Test.

                  (3) Alternatively, the Plan Administrator may elect to dispose of the Excess Amount by applying the procedure in subparagraph (2) before applying the procedure in subparagraph (1). If the Plan
                       Administrator makes this election, the Plan Administrator must apply it uniformly to all Participants in a Limitation Year.

                                        -49-
                                   Page 131 of 191
                  (4)  If a suspense  account is in existence at any time
                       during a Limitation Year pursuant to this section,
                       it will not participate in the allocation of investment gains or losses. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account  must  be  allocated  and  reallocated  to
                       Participants'   Accounts   before   any   Employer
                       Contributions   which   would   constitute  Annual
                       Additions may be made to the Plan for that Limitation Year.

          5.3 LIMITATIONS ON ALLOCATIONS. If the Employer maintains one or more defined contribution plans in addition to this Plan:

             (A) The amount of Annual Additions which may be allocated under this Plan on a Participant's behalf for a Limitation Year, shall not exceed the lesser of:

                  (1) The Maximum Permissible Amount, reduced by the sum of any Annual Additions allocated to the Participant's Account for the same Limitation Year under this Plan and such other defined contribution plan; or

                  (2)  Any other limitation contained in this Plan.

                  Prior to the determination of the Participant's actual Compensation for the Limitation Year, the amounts referred to in Subsection (1) above may be determined on the basis of the Participant's estimated annual Compensation for such Limitation Year. Such estimated annual Compensation shall be determined for all Participants similarly situated.

                  Any contribution made by the Employer based on estimated annual Compensation shall be reduced by any Excess Amounts carried over from prior years, if applicable.

             (B) As soon as is administratively feasible after the end of the Limitation Year, the amounts referred to in
                  Section 5.3 (A) shall be determined on the basis of the Participant's actual Compensation for such Limitation Year.

             (C) If amounts are contributed to a Participant's Account under this Plan on an allocation date which does not coincide with the allocation date(s) for all such other plans, and if a Participant's Annual Additions under this Plan and all such other plans result in an Excess

                  Amount, such Excess Amount shall be deemed to have derived from those contributions last allocated.

             (D) If an Excess Amount was allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another plan, the Excess Amount attributable to this Plan will be the product of (1) and (2) below:

                  (1) The total Excess Amount allocated as of such date (including any amount which would have been allocated but for the limitations of Internal Revenue Code section 415).

                  (2) The ratio of (1) the amount allocated to the Participant as of such date under this Plan, divided by (2) the total amount allocated as of such date under all qualified defined contribution plans (determined without regard to the limitations of Internal Revenue Code section 415).


             (E) Any Excess Amounts attributed to this Plan shall be disposed of as provided in Section 5.2 (D).

          5.4     LIMITATIONS ON ALLOCATIONS.   If the Employer maintains
                  a defined benefit plan in addition to this Plan:

             (A) If an individual is a Participant at any time in both this Plan and a defined benefit plan maintained by the Employer, the sum of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction for any year may not exceed 1.0. In the event that the sum of the Defined Contribution Plan Fraction and the Defined
                  Benefit Plan Fraction exceeds 1.0, the Defined Contribution Plan Fraction will be reduced until the sum of the Defined Contribution Plan Fraction and the Defined Benefit Plan Fraction does not exceed 1.0.

                  If an individual was a Participant in this Plan or in any other defined contribution plan maintained by the Employer which was in existence on July 1, 1982, the numerator of the Defined Contribution Plan Fraction will be adjusted if the sum of the Defined Contribution Plan Fraction and the Defined Benefit Plan Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the Fractions over 1.0 times (2) the denominator of the Defined
                  Contribution Plan Fraction, will be permanently subtracted from the numerator of the Defined Contribution Plan Fraction. The adjustment is calculated using the Fractions as they would be computed as of the later of the end of the last Limitation Year beginning before January 1, 1983, or June 30, 1983. This adjustment also will be made if at the end of the last Limitation Year beginning before January 1, 1984, the sum of the Fractions exceeds 1.0 because of accruals or additions that were made before the limitations of this Article became effective to any plans of the Employer in existence on July 1, 1982.

                  In addition, if an individual was a Participant in this Plan or in any other defined contribution plan maintained by the Employer which was in existence on May 6, 1986, the numerator of the Defined Contribution Plan Fraction will be adjusted if the Employer's defined benefit plan was also in existence on May 6, 1986, and the sum of the Defined Contribution Plan Fraction and the Defined Benefit Plan Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of
                  (1) the excess of the sum of the Fractions over 1.0 times (2) the denominator of the Defined Contribution Plan Fraction, will be permanently subtracted from the numerator of the Defined Contribution Plan Fraction. This adjustment is calculated using the Fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987. In the event that a Participant's accrued benefit as of December 31, 1986, under the defined benefit plan exceeds the defined benefit dollar limitation set forth in Internal Revenue Code section 415(b)(1), the amount of that accrued benefit shall be used in both the numerator and the denominator of the Defined Benefit Plan Fraction in making this adjustment.

                  For purposes of this Section 5.4, all defined benefit plans of the Employer, whether or not terminated, will be treated as one defined benefit plan and all defined contribution plans of the Employer, whether or not terminated, will be treated as one defined contribution plan.

             (B) The Defined Benefit Plan Fraction for any year is a fraction, the numerator of which is the Participant's Projected Annual Benefit under the defined benefit plan (determined as of the close of the Limitation Year), and the denominator of which is the lesser of (1) or
                  (2) below:

                  (1) 1.25 times the dollar limitation in effect under Internal Revenue Code section 415(b)(1)(A) on the last day of the Limitation Year; or

                                        -52-
                                   Page 134 of 191
                  (2)  1.4  times  the  amount which  may  be  taken into
                       account  under  Internal   Revenue  Code   section
                       415(b)(1)(B) with respect to such Participant for the Limitation Year.

                  Notwithstanding the above, if the Participant was a participant in one or more defined benefit plans maintained by the Employer which were in existence on July 1, 1982, the denominator of the Defined Benefit Plan Fraction will not be less than 125% of the sum of the annual benefits under such plans which the Participant had accrued as of the later of the end of the last Limitation Year beginning before January 1, 1983 or June 30, 1983. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Internal Revenue Code section 415 as in effect at the end of the 1982 Limitation Year.

             (C) A Participant's Projected Annual Benefit is equal to the annual benefit to which the Participant would be entitled under the terms of the defined benefit plan based upon the following assumptions:

                  (1) The Participant will continue employment until reaching Normal Retirement Age as determined under the terms of the plan (or current age, if that is later);

                  (2) The Participant's Compensation for the Limitation Year under consideration will remain the same until the date the Participant attains the age described in sub-division (1) of this subparagraph; and

                  (3) All other relevant factors used to determine benefits under the plan for the Limitation Year under consideration will remain constant for all future Limitation Years.

             (D) The Defined Contribution Plan Fraction for any Limitation Year is a fraction, the numerator of which is the sum of the Annual Additions to the Participant's Accounts in such Limitation Year and for all prior Limitation Years, and the denominator of which is the lesser of (1) or (2) below for such Limitation Year and for all prior Limitation Years of such Participant's employment (assuming for this purpose, that Internal Revenue Code section 415(c) had been in effect during such prior Limitation Years):

                                        -53-
                                   Page 135 of 191
                  (1) 1.25 times the dollar limitation in effect under Internal Revenue Code section 415(c)(1)(A) on the last day of the Limitation Year; or

                  (2) 1.4 times the amount which may be taken into account under Internal Revenue Code section 415(c)(1)(B) with respect to such Participant for the Limitation Year.

                  For the purposes of determining these Limitations on Allocations, any non-deductible employee contributions made under a defined benefit plan will be considered to be a separate defined contribution plan and will be considered to be part of the Annual Additions for the appropriate Limitation Year.

                  Annual Additions for any Limitation Year beginning before January 1, 1987, shall not be recomputed to treat all Employee Contributions as Annual Additions.

             (E) Notwithstanding the foregoing, at the election of the Plan Administrator, in computing the Defined Contribution Plan Fraction with respect to any Plan Year ending after December 31, 1982, the denominator shall be an amount equal to the product of:

                  (1) The denominator of the Defined Contribution Plan Fraction, computed in accordance with the rules in effect for the Plan Year ending in 1982; and

                  (2)  the transition fraction, which is a fraction

                       (a)  the numerator of which is the lesser of:

                            (i)  $51,875, or

                            (ii) 1.4 times 25% of the Compensation of the
                                 Participant for the Plan Year ending in 1981, and

                       (b)  the denominator of which is the lesser of:

                            (i)  $41,500, or

                            (ii) 25%   of   the   Compensation   of   the
                                 Participant for the Plan Year ending in 1981.




                                        -54-
                                   Page 136 of 191
                                     ARTICLE VI
                              DISTRIBUTION OF BENEFITS
                              ------------------------


          6.1 DISTRIBUTIONS IN GENERAL. Each Participant may elect, with his Spouse's consent if required, a distribution in the form of an Annuity, a single sum cash payment, Employer stock, or a combination of the above. All distributions are subject to the provisions of Article VIII, Joint and Survivor Annuity Requirements.

             Distributions of Employer stock are limited to the value of the Participant's Employer Stock Account and shall be made by the Trustee.

             Once the 401(k) termination form has been received, it will take up to six months for a Participant to receive all distributions.

          6.2 TIMING OF DISTRIBUTIONS. If the value of a Participant's Vested Interest exceeds (or at the time of any prior distribution exceeded) $3,500 and is immediately distributable (as defined in Section 8.5), the Participant and his Spouse, if required, must consent to the distribution before it is made.

             Instead of consenting to a distribution, the Participant may make a written election to defer the distribution for a specified period of time ending no later than the Participant's Normal Retirement Age. Such election to defer shall be irrevocable.

             If the Participant and Spouse, if applicable, do not consent to a distribution or if no election to defer is made within 90 days after receiving a written explanation of the optional forms of benefit available pursuant to Income Tax Regulation 1.411(a)(11), all benefits shall be deferred to, and distribution shall be made as of the Participant's Normal Retirement Age. The distribution will be made in the form of a single sum cash payment (in the case of a Participant's meeting the requirements of Section 8.1 (A)) or in accordance with Section 8.2 (in the case of a Participant's not meeting the requirements of Section 8.1
             (A)), unless the Participant elects another form of benefit within the 90-day period prior to the date the distribution is made.

             A Participant whose actual retirement date is on or after his Normal Retirement Age may not elect to defer distribution of his benefit beyond the date of his actual retirement.

                                        -55-
                                   Page 137 of 191
             If the value of a Participant's Vested Interest is $3,500 or less at the time it becomes payable, the distribution shall be made in the form of a single sum cash payment and shall be made upon such Participant's Termination of Employment.
             Such a distribution may not be deferred.

             Unless the Participant elects otherwise, the payment of benefits under this Plan to the Participant shall begin not later than the 60th day after the close of the Plan Year in which the later of (A) or (B), below, occurs:

             (A) the date on which the Participant attains his Normal Retirement Age or age 62, if later; or

             (B) the date on which the Participant terminates his Service (including Termination of Employment, death or Disability) with the Employer.

             Notwithstanding the foregoing, the failure of a Participant and Spouse, if required, to consent to a distribution while a benefit is immediately distributable shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy the above paragraph.

          6.3     DISTRIBUTION    LIMITATION.        Elective    Deferral
                  Contributions, Qualified Nonelective Contributions and Qualified Matching Contributions, and income allocable to each, are not distributable to a Participant or a Beneficiary, in accordance with such Participant's or Beneficiary's election, earlier than upon the
                  Participant's Termination of Employment, death, or disability.

             Such amounts may also be distributed upon:

             (A) Termination of the Plan without the establishment or maintenance of a successor plan.

                  For purposes of this paragraph, a successor plan is any other defined contribution plan maintained by the same employer. However, if fewer than two percent of the Employees who are eligible under the Plan at the time of its termination are or were eligible under another defined contribution plan at any time during the 24 month period beginning 12 months before the time of the termination, the other plan is not a successor plan. The term "defined contribution plan" means a plan that is a defined contribution plan as defined in section 414(i) of the Code, but does not include an employee stock ownership plan as defined in section 4975(e) or 409 of the Code or a simplified employee pension as defined in section 408(k) of the Code. A plan is a successor plan only if it exists at the time the Plan is terminated or within the period ending 12 months after distribution of all assets from the Plan.

                  After March 31, 1988, a distribution may be made under this paragraph only if it is a lump sum distribution. The term "lump sum distribution" has the same meaning provided in section 402(e)(4) of the Code, without regard to subparagraphs (A)(i) through (iv), (B), and
                  (H) of that section.

             (B) The disposition by the Employer to an unrelated corporation of substantially all the assets (within the meaning of section 409(b)(2) of the Code) used in the trade or business of the Employer if the Employer continues to maintain this Plan after the disposition. However, a distribution may be made under this paragraph only to an Employee who continues employment with the corporation acquiring such assets.

                  In addition, this requirement is satisfied only if the purchaser does not maintain the Plan after the disposition. A purchaser maintains the plan of the seller if it adopts the plan or otherwise becomes an employer whose employees accrue benefits under the Plan. A purchaser also maintains the Plan if the Plan is merged or consolidated with, or any assets or liabilities are transferred from the Plan to a plan maintained by the purchaser in a transaction subject to section 414(l)(1) of the Code. A purchaser is not treated as maintaining the Plan merely because the Plan that it maintains accepts rollover contributions of amounts distributed by the Plan.

                  For purposes of this paragraph, the sale of "substantially all" the assets used in a trade or business means the sale of at least 85 percent of the assets.

                  After March 31, 1988, a distribution may be made under this paragraph only if it is a lump sum distribution. The term "lump sum distribution" has the same meaning provided in section 402(e)(4) of the Code, without regard to subparagraphs (A)(i) through (iv), (B), and
                  (H) of that section.

             (C) The disposition by the Employer to an unrelated entity or individual of the Employer's interest in a subsidiary (within the meaning of section 409(d)(3) of the Code) if the Employer continues to maintain this Plan. However, a distribution may be made under this paragraph only to an Employee who continues employment with such subsidiary.

                  In addition, this requirement is satisfied only if the purchaser does not maintain the Plan after the disposition. A purchaser maintains the plan of the seller if it adopts the plan or otherwise becomes an employer whose employees accrue benefits under the Plan. A purchaser also maintains the Plan if the Plan is merged or consolidated with, or any assets or liabilities are transferred from the Plan to a plan maintained by the purchaser in a transaction subject to section 414(l)(1) of the Code. A purchaser is not treated as maintaining the Plan merely because the Plan that it maintains accepts rollover contributions of amounts distributed by the Plan.

                  After March 31, 1988, a distribution may be made under this paragraph only if it is a lump sum distribution. The term "lump sum distribution" has the same meaning provided in section 402(e)(4) of the Code, without regard to subparagraphs (A)(i) through (iv), (B), and
                  (H) of that section.

             (D) In the case of Elective Deferral Contributions only, the attainment of age 59-1/2, as described in Section
                  10.1 of the Plan.

             (E) In the case of Elective Deferral Contributions only, the hardship of the Participant, as described in
                  Section 10.2 of the Plan.

          6.4 COMMENCEMENT OF DISTRIBUTIONS. Notwithstanding the provisions of the preceding Timing of Distributions Section, distributions to a Participant will commence no later than the date determined in accordance with the provisions of this Section.

             Distribution to a Participant must commence no later than the required beginning date. The first required beginning date of a Participant is the first day of April of the calendar year following the calendar year in which the Participant attains age 70-1/2.

             The required beginning date of a Participant who attains age 70-1/2 before January 1, 1988, shall be the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70-1/2 occurs, provided the Participant was not a 5% owner in the Plan Year ending in the year in which the Participant attained age 66-1/2 or any later Plan Year. A Participant is treated as a 5% owner for purposes of this section if such Participant is a 5% owner as defined in section 416(i) of the Code (determined in accordance with section 416 but without regard to whether the Plan is Top-Heavy). The required beginning date of a Participant who is a 5% owner during any year beginning after December 31, 1979, is the first day of April following the later of:

             (A) the calendar year in which the Participant attained age 70-1/2, or

             (B) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a 5% owner, or the calendar year in which the Participant retires.

             Once distributions have begun to a 5% owner under this section, they must continue to be distributed, even if the Participant ceases to be a 5% owner in a subsequent year. Distribution to such Participant must commence no later than the first day of April following the calendar year in which the Participant's Termination of Employment occurs.

             If distribution to any Participant is made in other than a single sum payment, the second payment shall be distributed no later than the December 31 following the April 1 by which the first payment was required to be distributed. Each succeeding payment shall be distributed no later than each December 31 thereafter.

          6.5     DISTRIBUTION REQUIREMENTS.

             (A)  Except  as  otherwise  provided  in Article  VIII,  the
                  requirements  of   this  Section  shall  apply  to  any
                  distribution of a Participant's Accrued Benefit.

             (B) All distributions required under this Article shall be determined and made in accordance with the Income Tax Regulations under section 401(a)(9), including the minimum distribution incidental benefit requirement of section 1.401(a)(9)-2 of the regulations.

             (C) Limits on Settlement Options. Distributions, if not made in a lump sum, may only be made over one of the following periods (or a combination thereof):

                  (1)  the life of the Participant,

                  (2)  the  life  of  the  Participant  and a  designated
                       Beneficiary,

                  (3) a period certain not extending beyond the life expectancy of the Participant, or

                  (4) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

             (D)  Minimum Amounts to be Distributed.

                  (1) If the Participant's entire Vested Interest is to be distributed in other than a lump sum, then the amount to be distributed each year must be at least an amount equal to the quotient obtained by dividing the Participant's entire Vested Interest by the life expectancy of the Participant or the joint and last survivor expectancy of the
                       Participant and designated Beneficiary. Life expectancy and joint and last survivor expectancy are computed by the use of the return multiples contained in section 1.72-9 of the Income Tax Regulations. For purposes of this computation, a Participant's life expectancy may be recalculated no more frequently than annually; however, the life expectancy of a Beneficiary other than the Participant's Spouse may not be recalculated.

                  (2) If the Participant's Spouse is not the designated Beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the Participant.

                  (3) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year, shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's Spouse is not the designated Beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Income Tax Regulations. Distributions after the death of the Participant shall be distributed using the applicable life expectancy in subsection (d)(1) above as the relevant divisor without regard to regulations section 1.401(a)(9)-2.

                  (4) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the Employee's required beginning date occurs, must be made on or before December 31 of that distribution calendar year.


                                        -60-
                                   Page 142 of 191
          6.6     NON-TRANSFERABLE.    The  Participant's  right  to  any
                  Annuity  payments,   benefits,  and   refunds  is   not
                  transferable and shall be free from the claims of all creditors to the fullest extent permitted by law.

          6.7 DEATH DISTRIBUTION PROVISIONS. If the Participant dies before distribution of his Vested Interest commences, the following provisions shall apply:

             (A) If a distribution is to be made to a Beneficiary other than the Surviving Spouse:

                  (1) If the present value of the Participant's Vested Interest exceeds (or at the time of any prior distribution exceeded) $3,500, unless the Beneficiary elects another form of distribution, that portion of the Participant's Vested Interest payable to the Beneficiary will be distributed in the form of a single sum cash payment within a reasonable period of time after the Plan Administrator is notified of the Participant's death.

                  (2) If the present value of the Participant's Vested Interest is $3,500 or less at the time it becomes payable, the distribution shall always be made in the form of a single sum cash payment and shall be paid within a reasonable period of time after the Plan Administrator is notified of the Participant's death.

             (B) If the distribution is to be made to a Beneficiary who is the Surviving Spouse, such distribution will be made in accordance with the following:

                  (1) If the Participant had never elected a life Annuity form of distribution under the Plan:

                       (a) If the present value of the Participant's Vested Interest exceeds (or at the time of any prior distribution exceeded) $3,500, unless the surviving spouse elects another form of distribution, that portion of the Participant's Vested Interest payable to the Surviving Spouse will be distributed in the form of a single sum cash payment within a reasonable period of time after the Plan
                            Administrator    is    notified     of    the
                            Participant's death.

                       (b) If the present value of the Participant's Vested Interest payable to the Surviving Spouse is $3,500 or less at the time it becomes payable, the distribution shall always be made in the form of a single sum cash payment and shall be made within a reasonable period of time after the Plan Administrator is notified of the Participant's death.

                  (2) If the Participant had previously elected a life Annuity form of distribution under the Plan:

                       (a) If the present value of the Participant's Vested Interest exceeds (or at the time of any prior distribution exceeded) $3,500 and is immediately distributable (as defined in
                            Section 8.5), the Surviving Spouse must consent to the distribution before it is made. If the Surviving Spouse does not consent to a distribution, all benefits shall be deferred to a date that complies with the terms of Section 6.8 (B).

                            The distribution shall be made in accordance with the provisions of Section 8.3.

                       (b) If the present value of the Participant's Vested Interest is $3,500 or less at the time it becomes payable, the distribution shall always be made in the form of a single sum cash payment and shall be paid within a reasonable period of time after the Plan Administrator is notified of the Participant's death.

          6.8     DEATH DISTRIBUTION COMMENCEMENT  DATE.  Upon  the death
                  of   the   Participant,   the  following   distribution
                  provisions shall take effect:

             (A) If the Participant dies after distribution of his entire Vested Interest has commenced, the remaining portion of such Vested Interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

                  In no event shall distribution of the Participant's remaining Vested Interest be made in a lump sum after the Participant's death unless such distribution is consented to, in writing, by the Participant's Surviving Spouse, if any.

             (B) If the Participant dies before distribution of his Vested Interest commences, the Participant's entire Vested Interest will be distributed no later than five years after the Participant's death except to the extent that an election is made to receive distributions in accordance with (1) or (2) below:

                  (1) If any portion of the Participant's Vested Interest is payable to a designated Beneficiary, distributions may be made in substantially equal installments over the life or life expectancy of the designated Beneficiary (or over a period not extending beyond the life expectancy of such Beneficiary), commencing no later than one year after the Participant's death;

                  (2) If the designated Beneficiary is the Participant's Surviving Spouse, the date distributions are required to begin in accordance with (1) above shall not be earlier than the date on which the Participant would have attained age 70-1/2. However, the Surviving Spouse may elect, at any time following the Participant's death, to defer the date on which distributions will begin until no later than the date on which the Participant would have attained age 70-1/2 and, if the Spouse dies before payments begin, subsequent distributions shall be made as if the Spouse had been the Participant.

             (C) For purposes of (B) above, payments will be calculated by use of the return multiples specified in section 1.72-9 of the Income Tax Regulations. Life expectancy of a Surviving Spouse may be recalculated annually; however, in the case of any other designated Beneficiary, such life expectancy will be calculated at the time payment first commences without further recalculation.

             (D) For purposes of this Section (Death Distribution Commencement Date) any amount paid to a child of the Participant will be treated as if it had been paid to the Surviving Spouse if the amount becomes payable to the Surviving Spouse when the child reaches the age of majority.

          6.9 ALTERNATE PAYEE SPECIAL DISTRIBUTION. Distributions pursuant to Section 16.8 may be made without regard to the age or employment status of the Participant.

                                   Page 145 of 191
                                    ARTICLE VI-A
                                  DIRECT ROLLOVERS
                                  ----------------


          6A.1 Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Article, a Distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an Eligible
                  Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover, except as otherwise provided by the Employer's administrative procedures as permitted by regulations. In addition, a Distributee's election of a Direct Rollover shall be subject to the following requirements:

             (A) If the Distributee elects to have only a portion of an Eligible Rollover Distribution paid to an Eligible Retirement Plan in a Direct Rollover, that portion must be equal to at least $500.

             (B) If the entire amount of a Distributee's Eligible Rollover Distribution is $500 or less, the distribution may not be divided. Instead, the entire amount must either be paid to the Distributee or to an Eligible Retirement Plan in a Direct Rollover.

             (C) A Distributee may not elect a Direct Rollover if the Distributee's Eligible Rollover Distributions during a year are reasonably expected by the Plan Administrator to total less than $200 (or any lower minimum amount specified by the Plan Administrator).

             (D) A Distributee may not elect a Direct Rollover of an Offset Amount.

             (E) A Distributee's election to make or not make a Direct Rollover with respect to one payment in a series of periodic payments shall apply to all subsequent payments in the series, except that a Distributee shall be permitted at any time to change, with respect to subsequent payments in the series of periodic payments, a previous election to make or not make a Direct Rollover. A change of election shall be accomplished by the Distributee notifying the Plan Administrator of the change. Such notice must be in the form and manner prescribed by the Plan Administrator.

          6A.2    Definitions.

                                       -64-
                                   Page 146 of 191
             (A) Direct Rollover: A Direct Rollover is a payment by the plan to the Eligible Retirement Plan specified by the Distributee.

             (B) Distributee: A Distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's Surviving Spouse and the Employee's or former Employee's Spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are Distributees with regard to the interest of the Spouse or former Spouse.

             (C) Eligible Retirement Plan: An Eligible Retirement Plan is an individual retirement account described in section 408(a) of the code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the Surviving Spouse, an Eligible Retirement Plan is an individual retirement account or an individual retirement annuity.

             (D) Eligible Rollover Distribution: An Eligible Rollover Distribution is any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

             (E) Offset Amount: An Offset Amount is the amount by which a Participant's Account is reduced to repay a loan from the Plan (including the enforcement of the Plan's security interest in the Participant's Account).





                                        -65-
                                   Page 147 of 191
                                    ARTICLE VII
                                RETIREMENT BENEFITS
                                -------------------


          7.1 NORMAL RETIREMENT. A Participant who attains his Normal Retirement Age shall have a Vesting Percentage of 100%. If a Participant retires from the active Service of the Employer on his Normal Retirement Date, he shall be entitled to receive a distribution of the entire value of his Participant's Account as of his Normal Retirement Date.

          7.2 EARLY RETIREMENT. A Participant who retires from the Service of the Employer on his Early Retirement Date shall have a Vesting Percentage of 100% and shall be entitled to receive a distribution of the entire value of his Participant's Account as of his Early Retirement Date.

          7.3 LATE RETIREMENT. A Participant may continue in the Service of the Employer after his Normal Retirement Age, and in such event he shall retire on his Late Retirement Date. Such Participant shall continue as a Participant under this Plan until such Late Retirement Date. The Participant shall have a Vesting Percentage of 100% and shall be entitled to receive a distribution of the entire value of his Participant's Account as of his Late Retirement Date.

          7.4 DISABILITY RETIREMENT. A Participant who retires from the Service of the Employer on account of Disability shall have a Vesting Percentage of 100% and shall be entitled to receive a distribution of the entire value of his Participant's Account as of his Disability Retirement Date.














                                        -66-
                                   Page 148 of 191
                                    ARTICLE VIII
                      JOINT AND SURVIVOR ANNUITY REQUIREMENTS
                       --------------------------------------


          8.1 GENERAL. The provisions of this Article shall take precedence over any conflicting provision in this Plan.

             The  provisions  of   this  Article   shall  apply  to   any
             Participant who is credited with at least one Hour of Service with the Employer on or after August 23, 1984, and such other Participants as provided in Section 8.7, unless:

             (A) upon the death of the Participant the Participant's entire Vested Interest will be paid to the Participant's Surviving Spouse, but if there is no Surviving Spouse, or, if the Surviving Spouse has already consented in a manner conforming to a Qualified Election, then to the Participant's designated Beneficiary;

             (B) the Participant does not elect payments in the form of a Life Annuity and has not previously elected payments in the form of a Life Annuity under the Plan, and

             (C) as to the Participant, the Plan is not a direct or indirect transferee of a defined benefit plan, money purchase pension plan (including a target benefit plan), stock bonus, or profit-sharing plan which would otherwise provide for a Life Annuity form of payment to the Participant.

          8.2 PAYMENT OF QUALIFIED JOINT AND SURVIVOR ANNUITY. Unless an optional form of benefit is selected pursuant to a Qualified Election within the ninety-day period ending on the first day on which all events have occurred which entitle the Participant to a benefit, a married Participant's Vested Interest will be paid in the form of a Qualified Joint and Survivor Annuity.

             An unmarried Participant will be provided a single Life Annuity unless the Participant elects another form of benefit during the applicable Election Period.

          8.3 PAYMENT OF QUALIFIED PRERETIREMENT SURVIVOR ANNUITY. Unless an optional form of benefit has been selected within the Election Period pursuant to a Qualified Election, if a married Participant dies before his Annuity Starting Date, then the Participant's entire Vested Interest, less the amount of any unpaid loan balance outstanding under the terms of Article X-A, shall be applied toward the purchase of an immediate Annuity for the life of the Surviving Spouse. As an alternative to receiving the benefit in this form of an Annuity, the Surviving Spouse may elect to receive a single cash payment or any other form of payment provided for in the Plan within a reasonable time after the Participant's death.

          8.4     DEFINITIONS.

             (A) Election Period: The period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant's death. If a Participant separates from Service prior to the first day of the Plan Year in which age 35 is attained, with respect to the account balance as of the date of separation, the Election Period shall begin on the date of separation.

                  A Participant who has not attained age 35 as of the end of a Plan Year, may make a special Qualified Election to waive the Qualified Preretirement Survivor Annuity for the period beginning on the date of such election and ending on the first day of the Plan Year in which the Participant will attain age 35. Such election shall not be valid unless the Participant receives a written explanation of the Qualified Preretirement Survivor Annuity in such terms as are comparable to the explanation required under Section 8.6 (A). Qualified Preretirement Survivor Annuity coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Article.

             (B) Qualified Election: A waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity. Any waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity shall not be effective unless: (a) the Participant's Spouse consents in writing to the election; (b) the election designates a specific Beneficiary, including any class of Beneficiaries or any contingent Beneficiaries, which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent); (c) the Spouse's consent acknowledges the effect of the election; and (d) the Spouse's consent is witnessed by a Plan representative or notary public. Additionally, a Participant's waiver of the Qualified Joint and Survivor Annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent). If it is established to the satisfaction of a Plan representative that such written consent cannot be obtained because:

                  (1)  there is no Spouse;

                  (2)  the Spouse cannot be located;

                  (3) the Participant is legally separated or has been abandoned within the meaning of local law, and the Participant has a court order to such effect;

                  (4) of other circumstances as the Secretary of the Treasury may by regulations prescribe,

                  the Participant's election to waive coverage will be considered a Qualified Election.

                  Any consent by a Spouse obtained under this provision (or establishment that the consent of a Spouse may not be obtained) shall be effective only with respect to such Spouse. A consent that permits designations by the Participant without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a Participant without the consent of the Spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the Participant has received notice as provided in Section 8.6 below.

             (C) Qualified Joint and Survivor Annuity: An immediate Annuity for the life of the Participant with a survivor Annuity for the life of the Spouse which is not less than 50% and not more than 100% of the amount of the Annuity which is payable during the joint lives of the Participant and the Spouse and which is the amount of benefit which can be purchased with the Participant's entire Vested Interest. If no survivor Annuity percentage has been specified in an election, the percentage payable to the Spouse will be 50%.

                  Notwithstanding the above paragraph, a Qualified Joint and Survivor Annuity for an unmarried Participant shall mean an Annuity for the life of the Participant.

             (D) Qualified Preretirement Survivor Annuity: A survivor Annuity for the life of the Spouse in the amount which can be purchased with the Participant's entire Vested Interest.

             (E) Spouse (Surviving Spouse): The Spouse or Surviving Spouse of the Participant. A former Spouse may be treated as the Spouse or Surviving Spouse to the extent provided under a Qualified Domestic Relations Order as described in Internal Revenue Code section 414(p).

          8.5 CONSENT REQUIREMENTS. Only the Participant need consent to the commencement of a distribution in the form of a Qualified Joint and Survivor Annuity while the account balance is immediately distributable.
                  Neither the consent of the Participant nor the Participant's Spouse shall be required to the extent that a distribution is required to satisfy section 401(a)(9) or section 415 of the Code. An account balance is immediately distributable if any part of the account balance could be distributed to the Participant (or Surviving Spouse) before the Participant attains (or would have attained if not deceased) the later of Normal Retirement Age or age 62.

          8.6     NOTICE REQUIREMENTS.

             (A) In the case of a Qualified Joint and Survivor Annuity as described in Section 8.4 (C), the Plan Administrator shall, no less than 30 days and no more than 90 days prior to the Annuity Starting Date, provide each Participant with a written explanation of: (i) the terms and conditions of a Qualified Joint and Survivor Annuity; (ii) the Participant's right to make and the effect of an election to waive the Qualified Joint and Survivor Annuity form of benefit; (iii) the rights of a Participant's Spouse; (iv) the right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity; (v) a general description of the eligibility conditions and other material features of the optional forms of benefit; and
                  (vi) sufficient additional information to explain the relative values of the optional forms of benefit available to them under this Plan.

             (B) If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required provided that:

                  (1) the plan administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and

                  (2)  the  Participant,  after  receiving   the  notice,
                       affirmatively elects a distribution.

             (C)  In  the  case  of  a Qualified  Preretirement  Survivor
                  Annuity as described in Section 8.4 (D), the Plan Administrator shall provide each Participant within the period beginning on the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35, a written explanation of the Qualified Preretirement Survivor Annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 8.6 (A) to a Qualified Joint and Survivor Annuity.

                  If a Participant enters the Plan after the first day of the Plan Year in which the Participant attained age 32, the Plan Administrator shall provide notice no later than the close of the second Plan Year succeeding the entry of the Participant in the Plan.

                  If a Participant enters the Plan after he has attained age 35, the Plan Administrator shall provide notice within a reasonable period of time following the entry of the Participant in the Plan.

                  If a Participant's Termination of Employment occurs before the Participant attains age 35, the Plan Administrator shall provide notice within one year of such Termination of Employment.

          8.7     TRANSITIONAL RULES.

             (A) Any living Participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous Sections of this Article must be given the opportunity to elect to have the prior Sections of this Article relating to the Qualified Preretirement Survivor Annuity apply if such Participant is credited with at least one Hour of Service under this Plan or a predecessor plan in a Plan Year beginning on or after January 1, 1976, and such Participant had at least 10 Years of Service for vesting purposes when he separated from Service.

             (B) Any living Participant not receiving benefits on August 23, 1984, who was credited with at least one Hour of Service under this Plan or a predecessor plan on or after September 2, 1974, and who is not otherwise credited with any Service in a Plan Year beginning on or after January 1, 1976, must be given the opportunity to have his or her benefits paid in accordance with
                  Section 8.7 (D).

             (C) The respective opportunities to elect (as described in Sections 8.7 (A) and 8.7 (B) above) must be afforded to the appropriate Participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said Participants.


             (D)  Any Participant who has elected pursuant to Section 8.7
                  (B) of this Article and any Participant who does not elect under Section 8.7 (A) or who meets the requirements of Section 8.7 (A) except that such Participant does not have at least 10 Years of Service for vesting purposes when he separates from Service, shall have his benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a Life Annuity:

                  (1) Automatic Joint and Survivor Annuity. If benefits in the form of a Life Annuity become payable to a married Participant who:

                       (a) begins to receive payments under the Plan on or after Normal Retirement Age; or

                       (b) dies on or after Normal Retirement Age while still working for the Employer; or

                       (c) begins to receive payments on or after the Qualified Early Retirement Age; or

                       (d) separates from Service on or after attaining Normal Retirement Age (or the Qualified Early Retirement Age) and after satisfying the eligibility requirements for the payment of benefits under the Plan and thereafter dies before beginning to receive such benefits;

                       then such benefits will be received under this Plan in the form of a Qualified Joint and Survivor Annuity, unless the Participant has elected otherwise during the election period. The election period must begin at least six months before the Participant attains Qualified Early Retirement Age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the Participant at any time.

                                        -72-
                                   Page 154 of 191
                  (2)  Election of Early Survivor Annuity:  A Participant
                       who is  employed  after  attaining  the  Qualified
                       Early Retirement Age will be given the opportunity
                       to elect, during  the election  period, to have  a
                       survivor  Annuity  payable  on   death.    If  the
                       Participant elects the survivor  Annuity, payments
                       under  such  Annuity  must not  be  less  than the
                       payments which would have been  made to the Spouse
                       under the Qualified Joint and Survivor  Annuity if
                       the Participant had retired on  the day before his
                       or her death.   Any election under  this provision
                       will be  in  writing and  may  be changed  by  the
                       Participant  at  any time.    The election  period
                       begins on the later of (1) the 90th day before the Participant attains the Qualified Early Retirement
                       Age, or (2) the date on which participation begins, and ends on the date the Participant terminates employment.

                  (3)  For purposes of this Section 8.7 (D) :

                       (a) Qualified Early Retirement Age is the latest of:

                            (i)  the earliest  date, under  the Plan,  on
                                 which  the  Participant  may   elect  to
                                 receive retirement benefits; or

                            (ii) the  first   day  of  the   120th  month
                                 beginning before the Participant reaches
                                 Normal Retirement Age; or

                            (iii)     the  date  the  Participant  begins
                                      participation.

                       (b) Qualified Joint and Survivor Annuity is an Annuity for the life of the Participant with a survivor Annuity for the life of the Spouse as described in Section 8.4 (C).

                                   Page 155 of 191
                                     ARTICLE IX
                             TERMINATION OF EMPLOYMENT
                             -------------------------


          9.1 DISTRIBUTION. As of a Participant's Termination of Employment, he shall be entitled to receive a distribution of his entire Vested Interest. Such distribution shall be further subject to the terms and conditions of Article VI.

             If  at  the  time  of  his  Termination  of  Employment  the
             Participant's Vesting Percentage is not 100% and the Participant does not take a distribution from the portion of his Vested Interest subject to the Vesting Percentage, the non-vested portion of his Participant's Account will become a Forfeiture upon the date the Participant incurs five consecutive One-Year Breaks in Service.

             If at the time of his Termination of Employment the Participant's Vesting Percentage is not 100% and such Participant does take a distribution from the portion of his Vested Interest subject to the Vesting Percentage, or if the Participant's Vesting Percentage is 0%, the non-vested portion of his Participant's Account will become a Forfeiture upon the date such terminated Participant incurs a One-Year Break in Service.

             If the Participant, whose non-vested portion of his Participant's Account became a Forfeiture in accordance with the terms of the preceding paragraph, is later rehired by the Employer and re-enrolls in the Plan before incurring five consecutive One-Year Breaks in Service, then the amount of the Forfeiture shall be restored by the Employer and shall be included as part of that portion of his Participant's Account subject to the Vesting Percentage.

             In addition, such rehired Participant shall be entitled to repay the portion of the distribution made at his Termination of Employment that was derived from Employer Contributions. The portion of the repayment that is attributable to amounts that were subject to the Vesting Percentage shall, upon repayment, be included as part of that portion of his Participant's Account subject to the Vesting Percentage and will no longer be considered a distribution for purposes of determining the Participant's Vested Interest. Such repayment must be made before the Participant has incurred five consecutive One-Year Breaks in Service following the date he received the distribution or five years after the Participant is re-employed by the Employer, whichever date is earlier.

          9.2 NO FURTHER RIGHTS OR INTEREST. A Participant shall have no further interest in or any rights to any portion of his Participant's Account that becomes a Forfeiture due to his Termination of Employment once the Participant incurs five consecutive One-Year Breaks in Service in accordance with Article II.

          9.3 APPLICATION OF FORFEITURES. Any Forfeiture arising in accordance with the provisions of Section 9.1 shall be credited and allocated to the Participants' Accounts in the manner set forth in Section 4.7 for the reallocation of Forfeitures.

             The provisions of the preceding sentence notwithstanding, in the event that a former Participant is rehired by the Employer and the Employer is required by the provisions of
             Section 9.1 of this Plan to restore the amount of a separate account that had been created upon such Participant's prior Termination of Employment and later forfeited, Forfeitures, if any, will first be used to restore such separate account to its value as of such Participant's prior Termination of Employment date. In the event that the available Forfeitures are not sufficient to make such restoration, the Employer will make an additional contribution sufficient to make such restoration.

                                   Page 157 of 191
                                     ARTICLE X
                                    WITHDRAWALS
                                    -----------


          10.1 WITHDRAWAL AFTER AGE 59-1/2. A Participant who has attained age 59-1/2, may elect to withdraw from his Participant's Account, once every twelve consecutive months, an amount which is equal to any whole percentage (not exceeding 100%) of his Vested Interest in his Participant's Account attributable to:

                  Elective Deferral Contributions, including earnings.

          10.2 WITHDRAWAL FOR SERIOUS FINANCIAL HARDSHIP OF ELECTIVE DEFERRAL CONTRIBUTIONS. Distributions of Elective Deferral Contributions may be made to a Participant in the event of a hardship. For purposes of this section, a distribution is made on account of hardship only if the distribution both is made on account of an immediate and heavy financial need of the Employee and is necessary to satisfy the financial need. In addition, for Plan Years beginning after December 31, 1988 any distribution on account of hardship shall be limited to the distributable amount described in paragraph (C) of this section.

             (A)  Whether  an  Employee   has  an  immediate  and   heavy
                  financial need shall be determined by the Plan Administrator based on all relevant facts and circumstances. An immediate and heavy financial need shall be determined to exist if the Employee establishes to the satisfaction of the Plan Administrator that the need is a result of:

                  (1) Expenses for medical care described in section 213(d) of the Code previously incurred by the Employee, the Employee's spouse, or any dependents of the Employee (as defined in section 152 of the Code) or necessary for these persons to obtain medical care described in section 213(d) of the Code;

                  (2) Payment of tuition and related educational fees for the next 12 months of post-secondary education for the Employee, his or her spouse, children or dependents (as defined in section 152 of the Code);

                  (3) Costs directly related to the purchase of a principal residence for the Employee (excluding mortgage payments);

                                        -76-
                                   Page 158 of 191
                  (4) Payments necessary to prevent the eviction of the Employee from the Employee's principal residence or foreclosure on the mortgage on that residence;
                       or

                  (5)  Any  other deemed  immediate  and heavy  financial
                       need  which  the  Internal   Revenue  Service  may
                       designate.

                  The Employee shall have the burden of presenting to the Plan Administrator written evidence sufficient to demonstrate the existence of such need, and the Plan Administrator shall not permit a distribution under this section without first receiving such evidence.

             (B) The Participant shall specify on the application for a hardship withdrawal whether the Participant elects the provision of (1) or (2) below to be used in determining the necessity of the hardship.

                  (1) A distribution will be considered as necessary to satisfy an immediate and heavy financial need of the Employee only if all of the following requirements are satisfied:

                       (a) The hardship distribution is not in excess of the amount of the immediate and heavy financial need of the Employee. The amount of an immediate and heavy financial need may include the amounts necessary to apply any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution.

                       (b) The Employee had obtained all distributions, other than hardship distributions, and all nontaxable (at the time of the loan) loans currently available under all plans maintained by the Employer.

                       (c) The Employee is suspended from making Elective Deferral Contributions to the Plan for at least 12 months after receipt of the hardship distribution In addition, the Employee must be prohibited under the terms of the plan or an otherwise enforceable agreement from making Elective Deferral Contributions and Employee Contributions to all other plans maintained by the Employer for at least 12 months after receipt of the hardship distribution.


                                        -77-
                                   Page 159 of 191
                            For this purpose, the phrase "all other plans
                            of the Employer" means all qualified and nonqualified plans of deferred compensation
                            maintained  by  the  Employer.    The  phrase
                            includes a  stock option, stock  purchase, or
                            similar   plan,  or   a   cash  or   deferred
                            arrangement that is part of  a cafeteria plan
                            within  the  meaning  of section  125  of the
                            Code.    However,  it  does  not include  the
                            mandatory  employee  contribution  part of  a
                            defined  benefit  plan.    It  also  does not
                            include a health or welfare benefit plan, including one that is part of a cafeteria plan within the meaning of section 125 of the Code.

                       (d) The Employee may not make Elective Deferral Contributions to the Plan for the Employee's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under section 402(g) of the Code for such taxable year less the amount of such Employee's Elective Deferral Contributions for the taxable year of the hardship distribution. In addition, all other plans maintained by the Employer must limit the Employee's Elective Deferral Contributions for the next taxable year to the applicable limit under section 402(g) of the Code for that year minus the Employee's Elective Deferral Contributions for the year of the hardship distribution.

                  (2) A distribution will be treated as necessary to satisfy a financial need if the Employer relies upon the Employee's written representation, unless the Employer has actual knowledge to the contrary, that the need cannot reasonably be relieved:

                       (a)  Through  reimbursement  or   compensation  by
                            insurance or otherwise;

                       (b)  By liquidation of the Employee's assets;

                       (c)  By    cessation    of    Elective    Deferral
                            Contributions under the Plan; or

                       (d) By other distributions or nontaxable (at the time of the loan) loans from plans maintained by the Employer or by any other employer, or by borrowing from commercial sources on reasonable commercial terms in an amount sufficient to satisfy the need.

                       A need cannot reasonably be relieved by one of the actions listed above if the effect would be to increase the amount of the need.

                       The amount of an immediate and heavy financial need may include any amounts necessary to pay any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution.

             (C) The distributable amount is equal to the Employee's total Elective Deferral Contribution as of the date of distribution, reduced by the amount of previous distributions of Elective Deferral Contributions on account of hardship. The Employee's total Elective Deferral Contributions shall be increased by income allocable to Elective Deferral Contributions. In the case of income allocable to Elective Deferral Contributions, the distributable amount may only include amounts that were credited to the Employee's Account as of December 31, 1988.

          10.3 WITHDRAWAL OF ROLLOVER CONTRIBUTIONS. At any time, a Participant may elect to withdraw from his Participant's Account an amount up to 100% of the value of that portion of his account attributable to his Rollover Contributions as defined in Article IV. Such an election shall become effective in accordance with the Notification Section below.

          10.4 NOTIFICATION. The Participant shall notify the Administrator in writing of his election to make a withdrawal under the preceding provisions of this
                  Article X. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after such notice is filed. Payment of the withdrawal shall be subject to the terms and conditions of Article VI.

          10.5    NON-REPAYMENT. Withdrawals made in accordance with this
                  Article X may not be repaid.

          10.6 SPOUSAL CONSENT TO WITHDRAWAL. Prior to obtaining a withdrawal in accordance with this Article X, a married Participant must obtain spousal consent in accordance with the provisions of Article VIII unless such Participant meets the requirements set forth in Sections 8.1 (A), (B) and (C).


                                        -79-
                                   Page 161 of 191
                                     ARTICLE X-A
                                       LOANS
                                     -----------


          10A.1 LOANS TO PARTICIPANTS. The Plan Administrator may make a bona fide loan to a Participant, in an amount which, when added to the outstanding balance of all other loans to the Participant from all qualified plans of the Employer, does not exceed the lesser of $50,000 reduced by the excess of the Participant's highest outstanding loan balance during the 12 months preceding the date on which the loan is made over the outstanding loan balance on the date the new loan is made, or 50% of the Participant's Vested Interest in his Participant's Account. Loans may be taken from the Participant's Vested Interest in his Participant's Account attributable to Elective Deferral Contributions. Notwithstanding any provisions in this paragraph to the contrary, loans may not exceed a Participant's Vested Interest attributable to these specific types of contributions.

             The loan shall be made under such terms, security interest, and conditions as the Plan Administrator deems appropriate, provided, however, that all loans granted hereunder:

             (A) are available to all Participants and Beneficiaries, who are parties-in-interest pursuant to section 3(14) of ERISA, on a reasonably equivalent basis;

             (B) are not made available to Highly Compensated Employees on a basis greater than the basis made available to other Employees;

             (C)  bear a reasonable rate of interest;

             (D)  are adequately secured;

             (E) unless a Participant meets the requirements set forth in Sections 8.1 (A), (B) and (C), are made only after a Participant obtains the consent of his Spouse, if any, to use his Participant's Account as security for the loan. Spousal consent shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan is to be so secured. The consent must be in writing, must acknowledge the effect of the loan, and must be witnessed by a plan representative or notary public. Such consent shall thereafter be binding with respect to the consenting Spouse or any subsequent Spouse with respect to that loan. A new consent shall be required if the

                  Participant's  Account  is   used  for   renegotiation,
                  extension, renewal or other revision of the loan.

             (F) are made in accordance with and subject to all of the provisions of this Article.

          10A.2 LOAN PROCEDURES. The Plan Administrator shall establish a written set of procedures, set forth in the summary plan description, by which all loans will be administered. Such rules, which are incorporated herein by reference, will include, but not be limited to, the following:

             (A) the person or persons authorized to administer the loan program, identified by name or position;

             (B)  the loan application procedure;

             (C)  the basis for approving or denying loans;

             (D)  any limits on the types of loans permitted;

             (E) the procedure for determining a "reasonable" interest rate;

             (F)  acceptable collateral;

             (G)  default conditions; and

             (H) steps which will be taken to preserve Plan assets in the event of default.




















                                        -81-
                                   Page 163 of 191
                                     ARTICLE XI
                       FIDUCIARY DUTIES AND RESPONSIBILITIES
                       -------------------------------------


          11.1 GENERAL FIDUCIARY STANDARD OF CONDUCT. Each Fiduciary of the Plan shall discharge his duties hereunder solely in the interest of the Participants and their Beneficiaries and for the exclusive purpose of providing benefits to Participants and their Beneficiaries and defraying reasonable expenses of administering the Plan. Each Fiduciary shall act with the care, skill, prudence, and diligence under the circumstances that a prudent man acting in a like capacity and familiar with such matters would use in conducting an enterprise of like character and with like aims, in accordance with the documents and instruments governing this Plan, insofar as such documents and instruments are consistent with this standard.

          11.2 SERVICE IN MULTIPLE CAPACITIES. Any Person or group of persons may serve in more than one fiduciary capacity with respect to this Plan.

          11.3 LIMITATIONS ON FIDUCIARY LIABILITY. Nothing in this Plan shall be construed to prevent any Fiduciary from receiving any benefit to which he may be entitled as a Participant or Beneficiary in this Plan, so long as the benefit is computed and paid on a basis which is consistent with the terms of this Plan as applied to all other Participants and Beneficiaries. Nor shall this Plan be interpreted to prevent any Fiduciary from receiving any reasonable compensation for services rendered, or for the reimbursement of expenses properly and actually incurred in the performance of his duties with the Plan; except that no Person so serving who already receives full-time pay from an Employer shall receive compensation from this Plan, except for reimbursement of expenses properly and actually incurred.

          11.4 INVESTMENT MANAGER. When an Investment Manager has been appointed, he is required to acknowledge in writing that he has undertaken a Fiduciary responsibility with respect to the Plan.





                                        -82-

                                   Page 164 of 191
                                    ARTICLE XII
                                 THE ADMINISTRATOR
                                 -----------------


          12.1 DESIGNATION AND ACCEPTANCE. The Employer shall designate a person or persons to serve as Administrator under the Plan and such person, by joining in the execution of this Plan and Trust Agreement accepts such appointment and agrees to act in accordance with the terms of the Plan.

          12.2 DUTIES AND AUTHORITY. The Administrator shall administer the Plan in a nondiscriminatory manner for the exclusive benefit of Participants and their Beneficiaries.

             The Administrator shall perform all such duties as are necessary to operate, administer, and manage the Plan in accordance with the terms thereof, including but not limited to the following:

             (A) To determine all questions relating to a Participant's coverage under the Plan;

             (B)  To   maintain    all   necessary   records    for   the
                  administration of the Plan;

             (C)  To  compute  and  authorize the  payment  of retirement
                  income   and  other   benefit   payments  to   eligible
                  Participants and Beneficiaries;

             (D) To interpret and construe the provisions of the Plan and to make regulations which are not inconsistent with the terms thereof; and

             (E) To advise or assist Participants regarding any rights, benefits, or elections available under the Plan.

             The Administrator shall take all such actions as are necessary to operate, administer, and manage the Plan as a retirement program which is at all times in full compliance with any law or regulation affecting this Plan.

             The Administrator may allocate certain specified duties of plan administration to an individual or group of individuals who, with respect to such duties, shall have all reasonable powers necessary or appropriate to accomplish them.

          12.3 EXPENSES AND COMPENSATION. All expenses of administration may be paid out of the Trust fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the

                  Administrator, including, but not limited to, fees of accountants, counsel, and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust fund. However, the Employer may reimburse the Trust fund for any administration expense incurred. Any administration expense paid to the Trust fund as a reimbursement shall not be considered an Employer Contribution. Nothing shall prevent the Administrator from receiving reasonable compensation for services rendered in administering this Plan, unless the Administrator already receives full-time pay from any Employer adopting the Plan.

          12.4 INFORMATION FROM EMPLOYER. To enable the Administrator to perform his functions, the Employer shall supply full and timely information to the Administrator on all matters relating to this Plan as the Administrator may require.

          12.5 ADMINISTRATIVE COMMITTEE; MULTIPLE SIGNATURES. In the event that more than one person has been duly nominated to serve on the Administrative Committee and has signified in writing the acceptance of such designation, the signature(s) of one or more persons may be accepted by an interested party as conclusive evidence that the Administrative Committee has duly authorized the action therein set forth and as representing the will of and binding upon the whole Administrative Committee. No person receiving such documents or written instructions and acting in good faith and in reliance thereon shall be obliged to ascertain the validity of such action under the terms of this Plan and Trust. The Administrative Committee shall act by a majority of its members at the time in office and such action may be taken either by a vote at a meeting or in writing without a meeting.

          12.6 RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR. The Administrator, or any member of the Administrative Committee, may resign at any time by delivering to the Employer a written notice of resignation, to take effect at a date specified therein, which shall not be less than 30 days after the delivery thereof, unless such notice shall be waived.

             The Administrator may be removed with or without cause by the Employer by delivery of written notice of removal, to take effect at a date specified therein, which shall be not less than 30 days after delivery thereof, unless such notice shall be waived.


                                        -84-
                                   Page 166 of 191
             The Employer, upon receipt of or giving notice of the resignation or removal of the Administrator, shall promptly
             designate  a   successor  Administrator  who   must  signify
             acceptance of this position in writing. In the event no successor is appointed, the Board of Directors of the Employer will function as the Administrative Committee until a new Administrator has been appointed and has accepted such appointment.

          12.7 INVESTMENT MANAGER. The Administrator may appoint, in writing, an Investment Manager or Managers to whom is delegated the authority to manage, acquire, invest, or dispose of all or any part of the Trust assets. With regard to the assets entrusted to his care, the Investment Manager shall provide written instructions and directions to the Trustee, who shall in turn be entitled to rely upon such written direction. This appointment and delegation shall be evidenced by a signed written agreement.

          12.8 DELEGATION OF DUTIES. The Administrator shall have the power, to the extent permitted by law, to delegate the performance of such Fiduciary and non-Fiduciary duties, responsibilities, and functions as the Administrator shall deem advisable for the proper management and administration of the Plan in the best interests of the Participants and their Beneficiaries.

                                   Page 167 of 191
                                    ARTICLE XIII
                                PARTICIPANTS' RIGHTS
                                --------------------


          13.1 GENERAL RIGHTS OF PARTICIPANTS AND BENEFICIARIES. The Plan is established and the Trust assets are held for the exclusive purpose of providing benefits for such Employees and their Beneficiaries as have qualified to participate under the terms of the Plan.

          13.2 FILING A CLAIM FOR BENEFITS. A Participant or Beneficiary or the Employer acting in his behalf, shall notify the Administrator of a claim of benefits under the Plan. Such request shall be in writing to the Administrator and shall set forth the basis of such claim and shall authorize the Administrator to conduct such examinations as may be necessary to determine the validity of the claim and to take such steps as may be necessary to facilitate the payment of any benefits to which the Participant or Beneficiary may be entitled under the terms of the Plan.

             A decision by the Administrator shall be made promptly and not later than 90 days after the Administrator's receipt of the claim of benefits under the Plan, unless special circumstances require an extension of the time for processing, in which case a decision shall be rendered as soon as possible, but not later than 180 days after the initial receipt of the claim of benefits.

          13.3 DENIAL OF CLAIM. Whenever a claim for benefits by any Participant or Beneficiary has been denied by a Plan Administrator, a written notice, prepared in a manner calculated to be understood by the Participant, must be provided, setting forth (1) the specific reasons for the denial; (2) the specific reference to pertinent Plan provisions on which the denial is based; (3) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and (4) an explanation of the Plan's claim review procedure.

          13.4 REMEDIES AVAILABLE TO PARTICIPANTS. A Participant or Beneficiary may (1) request a review by a Named
                  Fiduciary, other than the Administrator, upon written application to the Plan; (2) review pertinent Plan documents; and (3) submit issues and comments in writing to a Named Fiduciary. A Participant or Beneficiary shall have 60 days after receipt by the claimant of written notification of a denial of a claim to request a review of a denied claim.

             A decision by a Named Fiduciary shall be made promptly and not later than 60 days after the Named Fiduciary's receipt of a request for review, unless special circumstances require an extension of the time for processing, in which case a decision shall be rendered as soon as possible, but not later than 120 days after receipt of a request for review. The decision on review by a Named Fiduciary shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific references to the pertinent Plan provisions on which the decision is based.

             A Participant or Beneficiary shall be entitled, either in his own name or in conjunction with any other interested parties, to bring such actions in law or equity or to undertake such administrative actions or to seek such relief as may be necessary or appropriate to compel the disclosure of any required information, to enforce or protect his rights, to recover present benefits due to him, or to clarify his rights to future benefits under the Plan.

          13.5 REINSTATEMENT OF BENEFIT. In the event any portion of a distribution which is payable to a Participant or a Beneficiary shall remain unpaid on account of the inability of the Plan Administrator, after diligent effort, to locate such Participant or Beneficiary, the amount so distributable shall be treated as a Forfeiture under the Plan. If a claim is made by the Participant or Beneficiary for any benefit forfeited under this section, such benefit shall be reinstated.

          13.6 LIMITATION OF RIGHTS. Participation hereunder shall not grant any Participant the right to be retained in the Service of the Employer or any other rights or interest in the Plan or Trust fund other than those specifically herein set forth.

          13.7 PARTICIPANT CONTRIBUTIONS. Each Participant, regardless of his length of Service with the Employer, shall be fully vested (100%) at all times in any portion of his Participant's Account attributable to the following:

                  Rollover Contributions.

          13.8 MERGERS OR TRANSFERS. In the case of any merger or consolidation with or transfer of assets or liabilities to any other qualified plan after September 2, 1974, the following conditions must be met:

             (A) The sum of the account balances in each plan shall equal the fair market value (determined as of the date of the merger or transfer as if the plans had then terminated) of the entire plan assets.

             (B) The assets of each plan shall be combined to form the assets of the plan as merged (or transferred).

             (C) Immediately after the merger (or transfer), each Participant in the plan merged (or transferred) shall have an account balance equal to the sum of the account balances the Participant had in the plans immediately prior to the merger (or transfer).

             (D) Immediately after the merger (or transfer) each Participant in the plan merged (or transferred) shall be entitled to the same optional benefit forms as he was entitled to immediately prior to the merger (or transfer).

             In the case of any merger or consolidation with or transfer of assets or liabilities to any defined benefit plan after September 2, 1974, one of the plans before such merger, consolidation, or transfer shall be converted into the other type of plan and either the rules described above, applicable to the merger of two defined contribution plans, or the rules applicable to the merger of two defined benefit plans, as appropriate, shall be applied.

          13.9 PARTICIPANT'S ACCOUNT AND VALUATION. A Participant's Account shall be maintained on behalf of each Participant until such account is distributed in accordance with the terms of this Plan. At least once per year, as of the last day of the Plan Year, each Participant's Account shall be adjusted for any earnings, gains, losses, contributions, withdrawals, loans, and expenses, attributable to such Plan Year, in order to obtain a new valuation of the Participant's Account.

          13.10 INVESTMENT OF CONTRIBUTIONS. Each Participant shall have the exclusive authority to direct the investment of contributions made to his Participant's Account. In accordance with the procedures established by the Plan Administrator, the Participant shall elect to have a specified percentage invested in one or more investment funds, as long as the designated percentage for each fund is a whole number, and the sum of the percentages allocated is equal to 100%. In addition, the Participant may change such election on any normal business day of the Insurance Company. All investment changes are subject to the rules of the investment fund(s) in which the Participant's Account is or is to be invested.

          13.11 TRANSFERS BETWEEN INVESTMENT FUNDS. A Participant may designate amounts invested pursuant to the section above to be transferred between the investment funds on any normal business day of the Insurance Company, in accordance with the procedures established by the Plan Administrator.

             Notwithstanding the above, the transfer of amounts between investment funds shall be subject to the rules of the investment funds in which the Participant's Account is invested or is to be invested.

             The Participant's Account attributable to Matching and Nonelective Contributions may not be transferred.

                                   Page 171 of 191
                                    ARTICLE XIV
                        AMENDMENT OR TERMINATION OF THE PLAN
                        ------------------------------------


          14.1 AMENDMENT OF PLAN. The Employer shall have the right from time to time to modify or amend, in whole or in part, any or all provisions of the Plan, provided that a Board of Directors' resolution pursuant to such modification or amendment shall first be adopted and provided further that the modification or amendment is signed by the Employer, the Administrator and the Trustee. Upon any such modification or amendment the Administrator and the Trustee shall be furnished a copy thereof. No amendment shall deprive any Participant or Beneficiary of any Vested Interest hereunder. Any Participant having not less than three Years of Service shall be permitted to elect, in writing, to have his Vesting Percentage computed under the Plan without regard to such amendment.

             The period during which the election must be made by the Participant shall begin no later than the date the Plan Amendment is adopted and end no later than after the latest of the following dates:

             (A) The date which is 60 days after the day the amendment is adopted; or

             (B) The date which is 60 days after the day the amendment becomes effective; or

             (C) The date which is 60 days after the day the Participant is issued written notice of the amendment by the Employer or Administrator.

             Such written election by a Participant shall be made to the Administrator.

             No amendment to the Plan shall decrease a Participant's Account balance or eliminate an optional form of distribution. Notwithstanding the preceding sentence, a Participant's Account balance may be reduced to the extent permitted under Internal Revenue Code section 412(c)(8). Furthermore, no amendment to the Plan shall have the effect of decreasing a Participant's Vested Interest determined without regard to such amendment as of the later of the date such amendment is adopted or the date it becomes effective.

          14.2 CONDITIONS OF AMENDMENT. The Employer shall not make any amendment which would cause the Plan to lose its status as a qualified plan within the meaning of section 401(a) of the Code.

          14.3 TERMINATION OF THE PLAN. The Employer intends to continue the Plan indefinitely for the benefit of its Employees, but reserves the right to terminate the Plan at any time by resolution of its Board of Directors. Upon such termination, the liability of the Employer to make contributions hereunder shall terminate.

          14.4 FULL VESTING. Upon the termination or partial termination of the Plan, or upon complete discontinuance of Employer contributions, the rights of all affected Participants in and to the amounts credited to each such Participant's Account shall be 100% vested and nonforfeitable.

          14.5 DISTRIBUTIONS UPON PLAN TERMINATION. If this Plan is terminated and the Employer does not maintain or establish another defined contribution plan, pursuant to Code section 401(k)(10)(A)(i), each Participant shall receive a total distribution, in the form of a lump-sum distribution as defined in Code section
                  401(k)(10)(B)(ii), of his Participant's Account in accordance with the terms and conditions of Article VI.


             However, if this Plan is terminated and the Employer does maintain or establish another defined contribution plan as discussed in the above paragraph, or if the Plan is only partially terminated, each Participant shall receive a total distribution of his Participant's Account, excluding any amounts attributable to Elective Deferral Contributions and contributions made by the Employer designated as 401(k) contributions in accordance with the terms and conditions of
             Article VI. In such a situation, any amounts in a Participant's Account attributable to Elective Deferral
             Contributions and contributions made by the Employer designated as 401(k) contributions may be distributed only upon the occurrence of an event described in Article VI.

             No Participant and/or spousal consent will be required for a distribution where no successor plan exists. However, if the Employer does maintain a successor plan, Participant and/or spousal consent is required for a distribution exceeding $3,500. The Participant's Account will be transferred to such successor plan if the required consents are not received.

          14.6 APPLICATION OF FORFEITURES. Upon the termination of the Plan, any Forfeitures which have not been applied as of such termination to reduce the contribution made by the Employer shall be credited on a pro rata basis to the Participant's Account of the then Active Participants in the same manner as the last contribution made by the Employer under the Plan.

          14.7 APPROVAL BY THE INTERNAL REVENUE SERVICE. Notwithstanding any other provisions of this Plan, the Employer's adoption of this Plan is subject to the condition precedent that the Employer's Plan shall be approved and qualified by the Internal Revenue Service as meeting the requirements of section 401(a) of the Internal Revenue Code and that the Trust established hereunder shall be entitled to exemption under the provisions of section 501(a). In the event the Plan initially fails to qualify and the Internal Revenue Service issues a final ruling that the Employer's Plan or Trust fails to so qualify as of the Effective Date, all liability of the Employer to make further contributions hereunder shall cease. The Plan Administrator, Trustee and any other Named Fiduciary shall be notified immediately by the Employer, in writing, of such failure to qualify. Upon such notification, the value of the Participants' Accounts shall be distributed in cash to the Employer, subject to the terms and conditions of Article VI.

             That portion of such distribution which is attributable to Participant Contributions as specified in Section 13.7, if any, shall be paid to the Participant, and the balance of such distribution shall be paid to the Employer.

          14.8 SUBSEQUENT UNFAVORABLE DETERMINATION. If the Employer is notified subsequent to initial favorable qualification that the Plan is no longer qualified within the meaning of section 401(a) of the Internal Revenue Code, or that the Trust is no longer entitled to exemption under the provisions of section 501(a), and if the Employer shall fail within a reasonable time to make any necessary changes in order that the Plan and/or Trust shall so qualify, the Participants' Accounts shall be fully vested and nonforfeitable and shall be disposed of as if the Plan had terminated, in the manner set forth in this Article XIV.

                                   Page 174 of 191
                                     ARTICLE XV
                               SUBSTITUTION OF PLANS
                               ---------------------


          15.1    SUBSTITUTION OF  PLANS. Subject  to  the provisions  of
                  Section 13.8 the Employer may substitute an individually designed plan or a master or prototype plan for this Plan without terminating this Plan as embodied herein and this shall be deemed to constitute an amendment and restatement in its entirety of this Plan as heretofore adopted by the Employer; provided, however, that the Employer shall have certified to the Trustee that this Plan is being continued on a restated basis which meets the requirements of section 40l(a) of the Internal Revenue Code and ERISA.

          15.2 TRANSFER OF ASSETS. Upon 90 days written notification from the Employer and the Trustee that a different plan meeting the requirements set forth in Section 15.1 above has been executed and entered into by the
                  Administrator and the Employer, and after the Trustee has been furnished the Employer's certification in writing that the Employer intends to continue the Plan as a qualified Plan under section 40l(a) of the Internal Revenue Code and ERISA, assets which represent the value of all Participant's Accounts may be transferred in accordance with the instructions received from or on behalf of the Employer. The Trustee may rely fully on the representations or directions of the Employer with respect to any such transfer and shall be fully protected and discharged with respect to any such transfer made in accordance with such representations, instructions, or directions.

                                   Page 175 of 191
                                    ARTICLE XVI
                                   MISCELLANEOUS
                                   -------------


          16.1 NON-REVERSION. This Plan has been established by the Employer for the exclusive benefit of the Participants and their Beneficiaries. Except as otherwise provided in Sections 14.7, 16.7, and 16.8, under no circumstances shall any funds contributed hereunder, at any time, revert to or be used by the Employer, nor shall any such funds or assets of any kind be used other than for the benefit of the Participants or their Beneficiaries.

          16.2 GENDER AND NUMBER. When necessary to the meaning hereof, and except when otherwise indicated by the context, either the masculine or the neuter pronoun shall be deemed to include the masculine, the feminine, and the neuter, and the singular shall be deemed to include the plural.

          16.3 REFERENCE TO THE CODE AND ERISA. Any reference to any section of the Internal Revenue Code, ERISA, or to any other statute or law shall be deemed to include any successor law of similar import.

          16.4 GOVERNING LAW. The Plan and Trust shall be governed and construed in accordance with the laws of the state where the Trustee has its principal office if the Trustee is a corporation or an association, otherwise under the laws of the state where the Employer has its principal office.

          16.5 COMPLIANCE WITH THE CODE AND ERISA. This Plan is intended to comply with all requirements for qualification under the Internal Revenue Code and ERISA, and if any provision hereof is subject to more than one interpretation or any term used herein is subject to more than one construction, such ambiguity shall be resolved in favor of that interpretation or construction which is consistent with the Plan being so qualified. If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions, and this Plan shall be construed and enforced as if such provision had not been included.

          16.6 NON-ALIENATION. It is a condition of the Plan, and all rights of each Participant shall be subject thereto, that no right or interest of any Participant in the Plan shall be assignable or transferable in whole or in part, either directly or by operation of law or otherwise, including, but without limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner, and no right or interest of any Participant in the Plan shall be liable for or subject to any obligation or liability of such Participant. The preceding sentence shall not preclude the enforcement of a federal tax levy made pursuant to section 6331 of the Code or the collection by the United States on a judgement resulting from an unpaid tax assessment.

          16.7 CONTRIBUTION RECAPTURE. Notwithstanding any other provisions of this Plan, (1) in the case of a contribution which is made by an Employer by a mistake of fact, Section 16.1 shall not prohibit the return of such contribution to the Employer within one year after the payment of the contribution, and (2) if a contribution is conditioned upon the deductibility of the contribution under section 404 of the Code, then, to the extent the deduction is disallowed, Section 16.1 shall not prohibit the return to the Employer of such contribution (to the extent disallowed) within one year after the disallowance of the deduction. The amount which may be returned to the Employer is the excess of
                  (1) the amount contributed over (2) the amount that would have been contributed had there not occurred a mistake of fact or a mistake in determining the deduction. Earnings attributable to the excess contribution may not be returned to the Employer, but losses attributable thereto must reduce the amount to be so returned. Furthermore, if the withdrawal of the amount attributable to the mistaken contribution would cause the balance of the individual account of any Participant to be reduced to less than the balance which would have been in the account had the mistaken amount not been contributed, then the amount to be returned to the Employer would have to be limited so as to avoid such reduction.

          16.8 QUALIFIED DOMESTIC RELATIONS ORDERS. Notwithstanding any other provisions of this Plan, the Participant's Account may be segregated and distributed pursuant to a Qualified Domestic Relations Order within the meaning of Internal Revenue Code section 414(p). The Plan Administrator shall establish procedures for determining if a Domestic Relations Order is qualified within the meaning of section 414(p).




                                        -95-
                                   Page 177 of 191
                                   ARTICLE XVI-A
                                TOP-HEAVY PROVISIONS
                                --------------------


          16A.1   DEFINITIONS.   The  following definitions  are atypical
                  terms used only in this Article XVI-A.

             (A) Compensation. The term Compensation, whenever used in this Article XVI-A, means Compensation as defined in
                  Article V of the Plan, but includes the amount of any elective contributions made by the Employer on the Employee's behalf to a cafeteria plan established in accordance with the provisions of Code section 125, a qualified cash or deferred arrangement in accordance with the provisions of Code section 402(e)(3), a simplified employee pension plan in accordance with the provisions of Code section 402(h), or a tax sheltered annuity plan maintained in accordance with the provisions of Code section 403(b).

             (B) Key Employee. The term Key Employee means any Employee or former Employee (including deceased Employees) of the Employer who at any time during the Plan Year or the four preceding Plan Years was:

                  (1) An officer of the Employer, but in no event if there are more than 500 Employees, shall more than 50 Employees be considered Key Employees. If there are less than 500 Employees, in no event shall the greater of three Employees or 10% of all Employees, be taken into account under this Subsection as Key Employees. If the number of officers is limited by the terms of the preceding sentence, the Employees with the highest Compensation will be considered to be officers.

                       In no event shall an officer whose annual Compensation is less than 50% of the dollar limitation in effect under Code section 415(b)(1)(A) as adjusted from time to time, be a Key Employee for any such Plan Year.

                       In making a determination under this Subsection, Employees who have not completed six months of Service by the end of the applicable Plan Year, Employees who normally work less than 17-1/2 hours per week, Employees who normally work less than six months during a year, Employees who have not attained 21, and nonresident aliens who receive no earned income from U.S. sources, shall be excluded.

                       Also excluded under the above paragraph are Employees who are covered by an agreement which the Secretary of Labor finds to be a collective bargaining agreement. Such Employees will be excluded only if retirement benefits were the subject of good faith bargaining, 90% of the Employees of the Employer are covered by the agreement, and the Plan covers only Employees who are not covered by the agreement.

                  (2) One of the 10 Employees who has annual Compensation greater than the amount in effect under Internal Revenue Code section 415(c)(1)(A) and who owns (or is considered to own within the meaning of Internal Revenue Code section 318, as modified by section 416(i)(1)(B)(iii)) both more than 1/2% interest and the largest interest in the Employer. If two or more Employees own equal interests in the Employer, the ranking of ownership share will be in descending order of such Employees' Compensation. If the Employer is other than a corporation, the term "interest" as used herein shall refer to capital or profits interest.

                  (3) An Employee who owns (or is considered to own within the meaning of Internal Revenue Code section 318, as modified by section 416(i)(1)(B)(iii)) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer. If the Employer is other than a corporation, an Employee who owns, or is considered to own, more than 5% of the capital or profits interest in the Employer. The determination of 5% ownership shall be made separately for each member of a controlled group of corporations (as defined in Code section 414(b)), or of a group of trades or businesses
                       (whether or not incorporated) that are under common control (as defined in Code section 414(c)), or of an affiliated service group (as defined in Code section 414(m)).

                  (4) An Employee who owns (or is considered to own within the meaning of Internal Revenue Code section 318, as modified by section 416(i)(1)(B)(iii)) more than 1% of the outstanding stock of the Employer or stock possessing more than 1% of the total combined voting power of all stock of the Employer, and whose annual Compensation is more than $150,000. If the Employer is other than a corporation, an Employee who owns, or is considered to own, more than 1% of the capital or profits interest in the Employer, and whose annual Compensation is more than $150,000.

                  For the purposes of paragraphs (2), (3) and (4) above, if an Employee's ownership interest changes during a given Plan Year, his ownership interest for that Plan Year is the largest interest owned at any time during the Plan Year.

                  The Beneficiary of any deceased Employee who was a Key Employee shall be considered a Key Employee for the same period as the deceased Employee would have been so considered.

             (C) Non-Key Employee. The term Non-Key Employee means any Employee or former Employee of the Employer who is not a Key Employee. The Beneficiary of any deceased Employee who is a Non-Key Employee shall be considered a Non-Key Employee for the same period as the deceased Employee would have been so considered.

             (D) Determination Date. The term Determination Date means, with respect to a Plan Year, the last day of the preceding Plan Year, or, in the case of the first Plan Year of a plan, the last day of the first Plan Year.

             (E) Valuation Date. The term Valuation Date means, with respect to a Plan Year, the last day of the preceding Plan Year and is the date on which Account Balances are valued for the purpose of determining the Plan's Top-Heavy status.

             (F) Account Balance. The term Account Balance means the value of the Participant's Account standing to the credit of a Participant, a former Participant, or the Beneficiary of a former Participant, as the case may be, as of the Valuation Date. Such Account Balance shall include any contributions due as of the Determination Date and all distributions made to the Participant (or former Participant or Beneficiary, as the case may be) during the Plan Year or the preceding four Plan Years, except for distributions of Related Rollovers. However, the Account Balance shall not include any deductible Employee Contributions made pursuant to Internal Revenue Code section 219 or Unrelated Rollovers made to the Plan after December 31, 1983.

                  A Related Rollover is a Rollover Contribution or Transfer that either was not initiated by the Employee or was made to a plan maintained by the same Employer.

                  An Unrelated Rollover is a Rollover Contribution or Transfer that was initiated by the Employee and was made from a plan maintained by one employer to a plan maintained by another employer.

                  For purposes of this Subsection (F), the term Employer shall include all employers that are required to be aggregated in accordance with Internal Revenue Code sections 414(b), (c) or (m).

             (G) Required Aggregation Group. The term Required Aggregation Group means all of the plans of the Employer which cover a Key Employee, including any such plan maintained by the Employer pursuant to the terms of a collective bargaining agreement, and each other plan of the Employer which enables any plan in which a Key Employee participates to satisfy the requirements of Internal Revenue Code sections 401(a)(4) or 410.

             (H) Permissive Aggregation Group. The term Permissive Aggregation Group means all of the plans of the Employer which are included in the Required Aggregation Group plus any plans of the Employer which provide comparable benefits to the benefits provided by the plans in the Required Aggregation Group and are not included in the Required Aggregation Group, but which satisfy the requirements of Internal Revenue Code sections 401(a)(4) and 410 when considered together with the Required Aggregation Group, including any plan maintained by the Employer pursuant to a collective bargaining agreement which does not include a Key Employee.

             (I) Top-Heavy Plan. The Plan is Top-Heavy if it meets the requirements of Section 16A.2.

             (J)  Super Top-Heavy Plan.   The Plan is  Super Top-Heavy if
                  it meets the requirements of Section 16A.3.

             (K)  Terminated Plan.   A plan shall  be considered to be  a
                  Terminated Plan if it:

                  (1)  has been formally terminated;

                  (2) has ceased crediting service for benefit accruals and vesting; or

                  (3)  has been  or is  distributing all  plan assets  to
                       Participants   (or   Beneficiaries)  as   soon  as
                       administratively possible.

                  With the exception of the Minimum Employer Contribution Requirements and the Minimum Vesting Requirements, the Top-Heavy provisions of this Article XVI-A will apply to any Terminated Plan which was maintained at any time during the five years ending on the Determination Date.

             (L) Frozen Plan. A plan shall be considered to be a Frozen Plan if all benefit accruals have ceased but all assets have not been distributed to Participants or Beneficiaries. The Top-Heavy provisions of this
                  Article XVI-A will apply to any such Frozen Plan.

          16A.2 TOP-HEAVY PLAN STATUS. This Plan shall be determined to be Top-Heavy if, as of the Determination Date, the aggregate of the Account Balances of Key Employees exceeds 60% of the aggregate of the Account Balances of all Employees covered by the Plan. The determination of whether the Plan is Top-Heavy shall be made after aggregating all plans in the Required Aggregation Group, and after aggregating any other plans which are in the Permissive Aggregation Group, if such permissive aggregation thereby eliminates the Top-Heavy status of any plan within such Required Aggregation Group.

             In determining whether this Plan is Top-Heavy, the Account Balance of a former Key Employee who is now a Non-Key Employee will be disregarded. Likewise, for Plan Years beginning after December 31, 1984, the Account Balance of any Employee who has not performed an Hour of Service during the five-year period ending on the Determination Date will be excluded.

          16A.3 SUPER TOP-HEAVY PLAN STATUS. This Plan shall be determined to be Super Top-Heavy if, as of the Determination Date, the Plan would meet the test specified in Section 16A.2 above, if 90% were substituted for 60% in each place where it appears. The Plan may be permissively aggregated in order to avoid being Super Top-Heavy.

          16A.4 TOP-HEAVY REQUIREMENTS. Notwithstanding anything in the Plan to the contrary, if the Plan is Top-Heavy with respect to any Plan Year beginning after December 31, 1983, then the Plan shall meet the following requirements for such Plan Year:

             (A) Compensation Limit. The annual Compensation of each Participant taken into account under the Plan shall not exceed $150,000; however, such dollar limitation shall be adjusted to take into account any adjustments made by the Secretary of the Treasury or his delegate pursuant to Internal Revenue Code section 416(d)(2).

             (B) Minimum Employer Contribution Requirements. A Minimum Employer Contribution of 3% of each Eligible Employee's Compensation will be made on behalf of each Eligible Employee in the Plan.

                  If the actual Employer Contribution made or required to be made for Key Employees is less than 3%, the Minimum Employer Contribution required hereunder shall not exceed the percentage contribution made for the Key Employee for whom the percentage of Employer Contributions and Forfeitures relative to the first $150,000 of Compensation is the highest for the Plan Year after taking into account contributions or benefits under other qualified plans in the Plan's Required Aggregation Group.

                  However, if a Participant in this Plan is also a participant in a defined benefit plan maintained by the Employer, such Participant shall receive the Top-Heavy minimum benefit under the defined benefit plan in lieu of the Minimum Employer Contribution described herein. Such minimum benefit will be equal to the Participant's average yearly Compensation during his five highest-paid consecutive years, multiplied by the lesser of 2% per Year of Service or 20%. Compensation periods and Years of Service to be taken into account in the calculation of this benefit shall be subject to any limitations set forth in the defined benefit plan.

                  For any Limitation Year in which this Plan is Top-Heavy but not Super Top-Heavy, the Minimum Employer Contribution shall be increased to 4% of each Eligible Employee's Compensation in order to preserve the use of the factor 1.25 in the denominators of the fractions described in Section 5.4 (B) (1) and Section 5.4 (D)
                  (1). A Participant who receives the Top-Heavy minimum benefit in lieu of the Minimum Employer Contribution shall receive an increased minimum benefit equal to the Participant's average yearly Compensation during his five highest-paid consecutive years, multiplied by the lesser of 3% per Year of Service or 20% plus one percentage point (to a maximum of 10 percentage points) for each year that this Plan is maintained. Compensation periods and Years of Service to be taken into account in the calculation of this increased minimum benefit shall be subject to any limitations set forth in the defined benefit plan.

                  For any Limitation Year in which this Plan is Super Top-Heavy, the factor of 1.25 in the denominators of the fractions described in Sections 5.4 (B) (1) and
                  5.4 (D) (1) shall be reduced to 1.0. The Minimum Employer Contribution payable in such years shall be 3% of each Eligible Employee's Compensation and the defined benefit Top-Heavy minimum benefit shall be average Compensation multiplied by the lesser of 2% per Year of Service or 20%.

                  Eligible Employees are all Non-Key Employees who are Participants in the Plan as of the last day of the Plan Year regardless of whether they had completed 1,000 Hours of Service during the Plan Year. Also included are Non-Key Employees who would have been Participants as of the last day of the Plan Year except:

                       The Employee's Compensation was below a required minimum level; or

                       The Employee chose not to make Elective Deferral Contributions when he was eligible to do so.

                  Elective Deferral Contributions and Matching Contributions made to Key Employees shall be taken into account as Employer Contributions allocated to such Key Employees when determining whether a lower Minimum Employer Contribution is permissible for purposes of this section. However, Elective Deferral Contributions made by Non-Key Employees shall not be used towards satisfying the Minimum Employer Contribution required to be allocated to Non-Key Employees pursuant to this section.

                  Matching Contributions made on behalf of Non-Key Employees may, at the option of the Employer, be used to satisfy the Minimum Employer Contribution requirement. However, for Plan Years beginning after December 31, 1988, to the extent that Matching Contributions are used for this purpose, they shall not be used to satisfy the Actual Contribution Percentage Test.

             (C) Minimum Vesting Requirements. The vesting provisions set forth in the definition of Vesting Percentage in
                  Article I shall continue to apply whether or not the Plan is a Top-Heavy Plan. Such vesting provisions satisfy the requirements of section 416(b) of the Internal Revenue Code, as applicable to Top-Heavy Plans.

                                    ARTICLE XVII
                                  TRUST AGREEMENT
                                  ---------------


          17.1 CREATION AND ACCEPTANCE OF TRUST. The Trustee, by joining in the execution of the Plan and trust agreement, accepts the Trust hereby created and agrees to act in accordance with the express terms and conditions herein stated.

          17.2 TRUSTEE CAPACITY; CO-TRUSTEES. The Trustee may be a bank, trust company or other corporation possessing trust powers under applicable state or federal law or one or more individuals or any combination thereof.

             When two or more persons serve as Trustee, they are specifically authorized, by a written agreement between themselves, to allocate specific responsibilities, obligations or duties among themselves. An original copy of such written agreement is to be delivered to the Administrator.

          17.3 RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR TRUSTEE. Any Trustee may resign at any time by delivering to the Administrator a written notice of resignation, to take effect at a date specified therein, which shall not be less than 30 days after the delivery thereof, unless such notice shall be waived.

             The Trustee may be removed with or without cause by the Board of Directors by delivery of a written notice of removal, to take effect at a date specified therein, which shall not be less than 30 days after delivery thereof, unless such notice shall be waived.

             In the case of the resignation or removal of a Trustee, the Trustee shall have the right to a settlement of its account, which may be made, at the option of the Trustee, either (1) by judicial settlement in an action instituted by the Trustee in a court of competent jurisdiction, or (2) by written agreement of settlement between the Trustee and the Administrator.

             Upon such settlement, all right, title and interest of such Trustee in the assets of the Trust and all rights and privileges under this Agreement theretofore vested in such Trustee shall vest in the successor Trustee, and thereupon all future liability of such Trustee shall terminate; provided, however, that the Trustee shall execute, acknowledge and deliver all documents and written instruments which are necessary to transfer and convey the right, title and interest in the Trust assets, and all rights and privileges to the successor Trustee.

             The Board of Directors, upon receipt of notice of the resignation or removal of the Trustee, shall promptly designate a successor Trustee, whose appointment is subject to acceptance of this Trust in writing and shall notify in writing the insurance company of such successor Trustee.

          17.4 TAXES, EXPENSES AND COMPENSATION OF TRUSTEE. The Trustee shall deduct from and charge against the Trust fund any taxes paid by it which may be imposed upon the Trust fund or the income thereof or which the Trustee is required to pay with respect to the interest of any person therein.

             The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon in writing by the Employer and the Trustee. An individual serving as Trustee who already receives full-time pay from the Employer shall not receive compensation from the Plan. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees incurred by it as Trustee. Such compensation and expenses shall be paid from the Trust fund unless paid or advanced by the Employer.

          17.5 TRUSTEE ENTITLED TO CONSULTATION. The Trustee shall be entitled to advice of counsel, which may be counsel for the Plan or the Employer, in any case in which the Trustee shall deem such advice necessary. With the exception of those powers and duties specifically allocated to the Trustee by the express terms of this Plan, it shall not be the responsibility of the Trustee to interpret the terms of the Plan or Trust and the Trustee may request, and is entitled to receive guidance and written direction from the Administrator on any point requiring construction or interpretation of the Plan documents.

          17.6    RIGHTS,  POWERS  AND DUTIES  OF  TRUSTEE.   The Trustee
                  shall have the following rights, powers, and duties:

             (A) The Trustee shall be responsible for the safekeeping and administering of the assets of this Plan and Trust in accordance with the provisions of this Agreement and any amendments thereto. The duties of the Trustee under this Agreement shall be determined solely by the express provisions of this Agreement and no further duties or responsibility shall be implied. Subject to the terms of this Plan and Trust, the Trustee shall be fully protected and shall incur no liability in acting in reliance upon the written instructions or directions of the Administrator or a duly designated Investment Manager or any other Named Fiduciary.

             (B) The Trustee shall have all powers necessary or convenient for the orderly and efficient performance of its duties hereunder, including but not limited to those specified in this section. The Trustee may appoint one or more administrative agents or contract for the performance of such administrative and service functions as it may deem necessary for the effective installation and operation of the Plan and Trust.

             (C) The Trustee shall have the power to collect and receive any and all monies and other property due hereunder and to give full discharge and acquittance therefor; to settle, compromise or submit to arbitration any claims, debits or damages due or owing to or from the Trust; to commence or defend suits or legal proceedings wherever, in its judgment, any interest of the Trust requires it; and to represent the Trust in all suits or legal proceedings in any court of law or equity or before any other body or tribunal. It shall have the power generally to do all acts, whether or not expressly authorized, which the Trustee in the exercise of its Fiduciary responsibility may deem necessary or desirable for the protection of the Trust and the assets thereof.

             (D) The Trustee may temporarily hold cash balances and shall be entitled to deposit any such funds received in a bank account or bank accounts in the name of the Trust in any bank or banks selected by the Trustee, including the banking department of the Trustee, pending disposition of such funds in accordance with the Trust. Any such deposit may be made with or without interest.

             (E) The Trustee shall deal with any assets of this Trust held or received under this Plan only in accordance with the written directions from the Administrator. The Trustee shall be under no duty to determine any facts or the propriety of any action taken or omitted by it in good faith pursuant to instructions from the Administrator.

             (F) If the whole or any part of the Trust shall become liable for the payment of any estate, inheritance, income or other tax which the Trustee shall be required to pay, the Trustee shall have full power and authority to pay such tax out of any monies or other property in its hands for the account of the person whose interest hereunder is so liable. Prior to making any payment, the Trustee may require such releases or other documents from any lawful taxing authority as it shall deem necessary. The Trustee shall not be liable for any nonpayment of tax when it distributes an interest hereunder on instructions from the Administrator.

             (G) The Trustee shall keep a full, accurate and detailed record of all transactions of the Trust which the Administrator shall have the right to examine at any time during the Trustee's regular business hours. Following the close of the fiscal year of the Trust, or as soon as practical thereafter, the Trustee shall furnish the Administrator with a statement of account. This account shall set forth all receipts, disbursements and other transactions effected by the Trustee during said year.

                  The Administrator shall promptly notify the Trustee in writing of its approval or disapproval of the account. The Administrator's failure to disapprove the account within 60 days after receipt shall be considered an approval. The approval by the Administrator shall be binding as to all matters embraced in any statement to the same extent as if the account of the Trustee had been settled by judgment or decree of a court of competent jurisdiction under which the Trustee, Administrator, Employer and all persons having or claiming any interest in the Trust were parties; provided, however, that the Trustee may have its account judicially settled if it so desires.

             (H) If, at any time, there shall be a dispute as to the person to whom payment or delivery of monies or property should be made by the Trustee, or regarding any action to be taken by the Trustee, the Trustee may postpone such payment, delivery or action, retaining the funds or property involved, until such dispute shall have been resolved in a court of competent jurisdiction or the Trustee shall have been indemnified to its satisfaction or until it has received written direction from the Administrator.

             (I) Anything in this instrument to the contrary notwithstanding, it shall be understood that the Trustee shall have no duty or responsibility with respect to the determination of matters pertaining to the eligibility of any Employee to become or remain a Participant hereunder, the amount of benefit to which any Participant or Beneficiary shall be entitled hereunder, all such responsibilities being vested in the Administrator. The Trustee shall have no duty to collect any contribution from the Employer and shall not be concerned with the amount of any contribution nor the application of the contribution formula.

          17.7 EVIDENCE OF TRUSTEE ACTION. In the event that the Trustee is comprised of two or more Trustees, then those Trustees may designate one such Trustee to transmit all decisions of the Trustee and to sign all necessary notices and other reports on behalf of the Trustee. All notices and other reports bearing the signature of the individual Trustee so designated shall be deemed to bear the signatures of all the individual Trustees and all parties dealing with the Trustee are entitled to rely on any such notices and other reports as authentic and as representing the action of the Trustee.

          17.8 INVESTMENT POLICY. This Plan has been established for the sole purpose of providing benefits to the Participants and their Beneficiaries. In determining its investments hereunder, the Trustee shall take account of the advice provided by the Administrator as to funding policy and the short and long range needs of the Plan based on the evident and probable requirements of the Plan as to the time benefits shall be payable and the requirements therefor.

          17.9    PERIOD OF TRUST.   If it  shall be determined that  the
                  applicable state law requires a limitation on the period during which the Employer's Trust shall continue, then such Trust shall not continue for a period longer than 21 years following the death of the last of those Participants including future Participants who are living at the effective date hereof. At least 180 days prior to the end of the twenty-first year as described in the first sentence of this Section, the Employer, the Administrator and the Trustee shall provide for the establishment of a successor trust and transfer of Plan assets to the successor trustee. If the applicable state law requires no such limitation, then this Section shall not be operative.

                                     Exhibit 23.1


                           Consent of Independent Auditors

        We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-70492) pertaining to the Western Waste Industries 1992 Stock Option Plan and in the related Prospectus and in the Registration Statement (Form S-8 No. 33-9358) pertaining to the 1983 Incentive Stock Option Plan and the 1983 Non-Qualified Stock Option Plan of Western Waste Industries and in the related Prospectus and the Registration Statement (Form S-4 No. 33-58545) pertaining to the registration of 3,000,000 common shares and in the related Prospectus of our report dated August 25, 1995, except for Note 8 to which the date is September 12, 1995 with respect to the consolidated financial statements and schedule of Western Waste Industries included in the Annual Report (Form 10-K) for the year ended June 30, 1995.





                                                      /s/ ERNST & YOUNG LLP

        Long Beach, California
        September 27, 1995

                           WESTERN WASTE INDUSTRIES
                             21061 S. Western Avenue
                           Torrance, California 90501
                                (310) 328-0999
                              FAX:  (310) 212-7094




September 27, 1995



Securities and Exchange Commission
Room 104
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

Pursuant to the requirements of the Securities exchange Act of 1934, we are transmitting herewith the attached Form 10-K

A filing fee of $250.00 has been wired to the SEC Account at Mellon Bank.

Sincerely,



/s/ Madhu S. Chanini
-----------------------
Madhu S. Chanini
Vice President
Corporate Controller