Form 10-K/A
period 1995-06-30
WESTERN WASTE INDUSTRIES
filed 1995-10-26
CIK 718244

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                             FORM 10-K/A No. 1



       (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE
            REQUIRED]
       For the transition period from . . . . . . . to . . . . . . .


       Commission file number 0-11264
                              -------

                          WESTERN WASTE INDUSTRIES
           (Exact name of registrant as specified in its charter)


            California                                95-1946054
       -----------------------                       ------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

       21061 South Western Avenue
       Torrance,  California                              90501
       -----------------------                        ------------
       (Address of principal executive offices)        (Zip Code)


            Registrant's telephone number, including area code:
                               (310) 328-0900

            THE PURPOSE OF THIS AMENDMENT IS TO AMEND THE FOLLOWING ITEMS OF WESTERN WASTE'S ANNUAL REPORT ON FORM 10-K FOR
       FISCAL YEAR ENDED JUNE 30, 1995:

       PART II
       Item 8    Consolidated Statement of Cash Flows (EDGAR
                 Version)
                 To correct line item "Proceeds from Sale of Investments" for fiscal 1995. The original schedule indicated that the proceeds from the sale of investments for fiscal 1995 were $200,000. The correct amount is $1,200,000.

       PART III
       Item 10 - Directors and Executive Officers
       Item 11 - Executive Compensation
       Item 12 - Security Ownership of Certain Beneficial Owners and
                 Management
       Item 13 - Certain Relationships and Related Transactions

       Total number of pages in this document: 18

       Western Waste Industries Consolidated Statement of Cash Flows
                                                    Year Ended June 30,
                                            1993          1994        1995
Operating Activities:                  ------------  ------------ ------------
 Net income (loss)                     $(10,116,000) $ 12,941,000 $ 17,089,000
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization         18,678,000    22,047,000   26,999,000
   Bad debt expense                       1,858,000     1,965,000    1,579,000
   Uninsured claims                       3,723,000     1,728,000    1,407,000
   Employer portion-401(k) contribution     506,000       566,000      661,000
   Deferred income taxes                 (8,976,000)    1,327,000    1,967,000
   Loss on municipal contract             6,000,000             -    ( 950,000)
   Gain on sale of minority investment   (2,829,000)            -           -
   Cumulative effect of accounting change         -      (414,000)          -
   Loss on disposition of assets            157,000     1,164,000      628,000
   Special charges                       21,043,000             -           -
   Changes in operating assets
    and liabilities net of effects
    of purchased businesses:
     Decrease (increase) in receivables  (1,882,000)   (6,045,000)   1,162,000
     Decrease (increase) in other assets  1,891,000     4,979,000   (2,429,000)
     Increase (decrease) in
      accounts payable                       48,000    (  171,000)     395,000
     Increase (decrease) in
      other liabilities                   6,171,000    (3,842,000)     515,000
     Net cash provided by               -----------   -----------  -----------
      operating activities               36,272,000    36,245,000   49,023,000
                                        -----------   -----------  -----------
Investing activities:
 Purchases of property and equipment    (34,980,000)  (44,293,000) (36,386,000)
 Proceeds from sale of investments        7,000,000             -    1,200,000
 Proceeds from disposition of assets        270,000     1,976,000      870,000
                                        -----------   -----------  -----------
     Net cash used in investing
      activities                        (27,710,000)  (42,317,000) (34,316,000)
                                        -----------   -----------   -----------
Financing activities:
 Proceeds from revolving lines of credit
  and long-term borrowings, net of
  restricted cash                        13,515,000    15,028,000   18,675,000
 Principal payments on debt             (20,954,000)  ( 4,574,000) (39,450,000)
 Proceeds from sale of stock                419,000     3,294,000    2,617,000
                                        -----------   -----------  -----------
     Net cash provided (used) by
      financing activities              ( 7,020,000)   13,748,000  (18,158,000)
                                        -----------   -----------  -----------
 Increase (decrease) in cash and
  short-term investments                  1,542,000     7,676,000   (3,451,000)
Cash and short-term investments at
 beginning of year                          717,000     2,259,000    9,935,000
                                        -----------   -----------   -----------
 Cash and short-term investments at
  end of year                           $ 2,259,000   $ 9,935,000   $6,484,000
                                        ===========   ===========   ===========
The accompanying notes are an integral part of these statements.

  Item 10.  Directors and Executive Officers of Registrant

     DIRECTORS. The following table sets forth the persons who are currently serving on the Company's Board of Directors.


                                                   Served as       Expiration
                       Position and Offices        a Director      of Present
        Name           with the Company              Since    Age     Term
--------------------  ------------------------     ---------  ---  ----------
                                     CLASS I

Ramsey G. DiLibero     Chief Operating Officer        1993     67     1995

Michael C. Palmer      Director                       1995     46     1995

John W. Simmons        Director <F1><F2>              1983     77     1995

Savey Tufenkian        Executive Vice President and   1964     66     1995
                       Secretary-Treasurer<F3><F4>

                                     CLASS II

Harry S. Derbyshire    Director <F3>                  1983     70     1996

Dr. A.N. Mosich        Director <F1><F2><F5>          1980<F5> 67     1996

Kosti Shirvanian       Chairman of the Board of       1964     65     1996
                       Directors, Chief Executive
                       Officer and President<F3><F4>




[FN]
<F1>   Member of Audit Committee
<F2>   Member of Compensation Committee
<F3>   Member of Nominating Committee
<F4>   Kosti Shirvanian and Savey Tufenkian are brother and sister.
<F5>   Dr. Mosich served as a director of the Company from 1980 to 1983, when he resigned due to personal business. He was re-elected in September 1984.


       Background of Directors
       -----------------------
            Mr. DiLibero became Chief Operating Officer in December 1993. He had previously served in various positions with Browning- Ferris International, including Vice Chairman, prior to his retirement in August 1989.

            Mr. Simmons was elected a director in 1983. Mr. Simmons retired in 1983 as a Senior Vice President of Atlantic
       Richfield Company and presently serves as a consultant to various businesses.

            Ms. Tufenkian has served as Executive Vice President since 1988 and Secretary-Treasurer since the Company's incorporation in 1964. She co-founded the Company in 1955.

            Mr. Palmer was named as a director in July 1995.
       Mr. Palmer, who is a Certified Public Accountant, is a Partner in the accounting firm of Parks, Palmer, Turner &
       Yemenidjian, which he co-founded in 1978.

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

            Dr. Mosich was initially elected as a director in 1980. He was a Professor of Accounting at the University of Southern California until retirement in 1993. Dr. Mosich is also an author, consultant and lecturer.

            Mr. Shirvanian has served as Chairman of the Board of Directors and President of Western Waste Industries since the Company's incorporation in 1964. He founded the Company in 1955 as a sole proprietorship.


       EXECUTIVE OFFICERS. The following table sets forth the persons who are currently serving as executive officers of the Company:

                                          Present Office or
            Name                   Age      Position<F1>
       --------------------        ---    --------------------
       Kosti Shirvanian <F2>        65    Chairman of the Board,
                                          Chief Executive Officer
                                          and President

       Ramsey G. DiLibero           67    Chief Operating Officer

       Savey Tufenkian <F2>         66    Executive Vice President
                                          and Secretary-Treasurer

       Lawrence F. McQuaide         47    Executive Vice President,
                                          Finance

       [FN]
       <F1> Officers serve at the discretion of the Board of
            Directors.
       <F2> Kosti Shirvanian and Savey Tufenkian are brother and
            sister.

       Background of Mr. McQuaide
       --------------------------
            Mr. McQuaide joined the Company in 1984 as Vice President, Finance. In 1988 he was elected to serve as Executive Vice President, Finance. Prior to joining the Company, Mr. McQuaide, a Certified Public Accountant, was a Senior Manager with Price Waterhouse, where he had served for eleven years.

       Item 11.  Executive Compensation

                       COMPENSATION COMMITTEE REPORT
                         ON EXECUTIVE COMPENSATION

            The Compensation Committee of the Board of Directors (the "Committee") has set forth below the components of the Company's executive officer compensation programs and has described the basis on which fiscal 1995 compensation decisions were made by the Committee with respect to the executive officers of the Company, including the executive officers that are named in the compensation table.

       Compensation Philosophy and Objectives
       --------------------------------------
            In creating its compensation programs, the Company followed a philosophy that executive compensation is directly linked to continuous improvements in corporate performance and increases in shareholder value. The following objectives have been utilized by the Committee as guidelines for its compensation decisions:

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


       Elements of Compensation Programs
       ---------------------------------
            At least annually, the Committee reviews the Company's executive officer compensation programs to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Company. The three basic components of the program, each of which is intended to serve the overall compensation philosophy, are as follows:

            BASE SALARY - Base salary levels are, in part, established through comparisons with companies of similar size engaged in the same or similar business as that of the Company. Actual salaries are based on individual performance of the executive officer within a salary range reflecting job evaluation and market comparisons. Base salary levels for executive officers are reviewed annually and established within a range deemed by the committee to be reasonable and competitive. The Committee recommended increases in base salary for executive officers in fiscal 1995 of up to 6%.

            ANNUAL INCENTIVES - The Company's executive officers are eligible to participate in an annual incentive compensation program whose awards are based primarily on the attainment of certain operating and individual goals. The objective of this program is to provide competitive levels of compensation in return for the attainment of certain financial objectives that the Committee believes are primary factors in the enhancement of shareholder value. In particular, the program seeks to focus the attention of executive officers toward earnings growth. Bonuses for executive officers of the Company under this program are intended to be consistent with targeted awards of companies of similar size and engaged in the same or similar business as that of the Company. Actual awards are subject to adjustment up or down, at the discretion of the Committee, based on the Company's overall performance. For fiscal 1995, the Compensation Committee awarded bonuses to executive officers based upon the
       performance measures discussed above.   The bonuses are
       reflective of the Company's overall improvement in earnings and total stockholder return in fiscal 1995.

            LONG-TERM INCENTIVES - As an important element in retaining and motivating the Company's senior management, the Committee believes that those persons who have substantial responsibility for the management and growth of the Company should be provided with an opportunity to increase their ownership of Company stock. Therefore, executive officers and certain other key employees are eligible to receive stock options from time to time, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The number of stock options granted to executive officers is based on various factors, including the respective scope of accountability, strategic and operational goals and anticipated performance and contributions of the
       individual executive.   Each nonemployee director receives
       annually, on a prescribed date, options to purchase 10,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock on the date of grant as reported on the New York Stock Exchange.
       Nonemployee directors constitute a committee of disinterested directors to administer the granting of all other options under the Plan.

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


       Compensation for the President and Chief Executive Officer
       ----------------------------------------------------------
            The Committee, in considering the compensation for the President and Chief Executive Officer for fiscal 1995, reviewed his existing compensation arrangements and the performances of both Mr. Shirvanian and the Company. The Committee made the following determinations regarding
       Mr. Shirvanian's compensation:

            - Based upon Mr. Shirvanian's and the Company's fiscal 1994 performance, the Committee increased Mr. Shirvanian's base salary by 6%. In determining Mr. Shirvanian's base salary increase the Committee considered the fact that he did not receive an increase in base salary in fiscal 1994 or 1993.

            - Based upon Mr. Shirvanian's and the Company's fiscal 1995 performance, the Committee awarded a bonus of $150,000 to Mr. Shirvanian.

            - In order to provide a long-term incentive to Mr. Shirvanian, the Committee awarded him non-qualified stock options to purchase 200,000 shares of the Company's common stock at fair market value on the date of grant and awarded him incentive stock options to purchase 40,000 shares of the Company's common stock at a price equal to 110% of the fair market value on the date of grant.


       Summary
       -------
            The Committee believes, based upon its review of the Company's compensation programs, that the compensation program for executive officers of the Company is appropriate and competitive with the compensation programs provided by other companies engaged in the waste management business. The Committee also believes that the Company's incentive program provides for awards appropriately related to the Company's and individual performance. The Committee further believes that the stock option program provides opportunities to participants that are consistent with the returns that are generated on behalf of the Company's shareholders.


                           Compensation Committee
                         of the Board of Directors

                            /s/ Dr. A.N. Mosich
                         Dr. A.N. Mosich, Chairman

                            /s/ John W. Simmons
                              John W. Simmons




       Board of Directors Compensation
       -------------------------------
            Non-employee directors receive fees of $10,000 per annum plus $1,000 per Board meeting attended in person, in addition to expenses reasonably incurred in attending meetings.

       Directors also receive $1,000 a day for services rendered beyond normal director duties. During fiscal 1995, the Company paid Mr. Derbyshire $6,000, Dr. Mosich $5,250, and Mr. Simmons $1,000 for consulting services. In addition, the Company entered into a one-year agreement with
       Mr. Simmons whereby he provided consulting services to the Company during fiscal 1995. Mr. Simmons was paid $120,000
       pursuant to this agreement.   On July 5, 1994, each
       nonemployee director was granted stock options to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to the fair market value per share of stock on the date of grant.

       Executive Compensation
       ----------------------
            The following table sets forth certain information with respect to compensation for services in all capacities paid by the Company for the past three years, to the Chief Executive Officer of the Company at June 30, 1995 and each of the four other most highly compensated executive officers of the Company serving at June 30, 1995.

                                           SUMMARY COMPENSATION TABLE
                                                                             Long-Term
                                                                           Compensation
                                                                               Awards
                                                                         -----------------
                                                      Annual Compensation
                                           ----------------------------------------           Securities
                Name and                                                   Other Annual   Underlying Options   All Other
            Principal Position          Year       Salary    Bonus<F1>   Compensation<F2>    (Shares)<F3>   Compensation<F4>
       ----------------------------     ----      --------   ---------   -----------------   -----------    ----------------
       Kosti Shirvanian                 1995      $786,760    $150,000         $-0-            240,000          $4,620
        Chairman of the Board,          1994       772,800     150,000          -0-            300,000           4,620
        Chief Executive Officer         1993       786,800       -0-            -0-            450,000<F5>       4,497
        and President

       Ramsey G. DiLibero               1995       208,800      25,000          -0-             20,000           6,220
        Chief Operating Officer <F6>    1994       121,600      25,000          -0-             24,000            -0-
                                        1993             -           -            -              -                 -

       Savey Tufenkian                  1995       197,874      40,000          -0-             40,000           4,631
        Executive Vice President,       1994       187,680      40,000          -0-             50,000           4,497
        Secretary-Treasurer             1993       204,680       -0-            -0-            137,500<F5>       4,721

       Lawrence F. McQuaide             1995       167,852      15,000          -0-             12,000             896
        Executive Vice President,       1994       160,080      12,000          -0-             15,000           6,878
        Finance                         1993       162,980       -0-            -0-             33,000<F5>         812

       Arnold J. Rothlisberger          1995       124,554      10,000          -0-              5,000           2,154
        Vice President,                 1994             -           -            -              -                   -
        General Counsel <F7>            1993             -           -            -              -                   -




       <F1> Includes bonus awards earned for performance in the fiscal year noted even though such amounts are payable in subsequent years.
       <F2> No perquisites and other benefits exceed the lesser of either
            $50,000 or 10 percent of the total of annual salary and bonuses reported for the named executive officer.
       <F3> In September 1992, the Compensation Committee approved the repricing of the options granted on July 1, 1990 and September 6, 1991 to $10 3/8 ($11.41 or 110% for incentive stock options with respect to optionees owning more than 10% of the outstanding shares of the Company's Common Stock), the price of the Common Stock last reported by the New York Stock Exchange as of the close of the market on September 10, 1992. As a condition of the repricing, the Committee required that the number of outstanding options held by the optionees be reduced by 25%. The options issued on July 1, 1990 were 75% vested effective July 1, 1993, and had an original exercise price of $19 1/4 ($21.17 or 110% for incentive stock options with respect to optionees owning more than 10% of the outstanding shares of the Company's Common Stock). The options issued on September 6, 1991 were 67% vested effective September 6, 1993, and had an original exercise price of $16 7/8.
       <F4> The All Other Compensation column represents the amount of the Company's matching contribution with respect to each executive officer under the Company's 401(k) Savings and Investment Plan.
       <F5> Stock option grants for fiscal 1991 and 1992 were treated as canceled and reissued in fiscal 1993. See note (3).
       <F6> Mr. DiLibero joined the Company in December 1993 as Chief
            Operating Officer.
       <F7> Mr. Rothlisberger joined the Company in August 1994 as Vice
            President, General Counsel.

            The following table sets forth certain information with respect to stock options granted to the executive officers named in the Summary Compensation Table during fiscal 1995. The Company does not grant any Stock Appreciation Rights.

                               OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                               Grant Date
                            INDIVIDUAL GRANTS                                                     Value
       ---------------------------------------------------------------------------------      -------------
                                Number         Percentage
                             of Securities     of Total
                              Underlying        Options
                               Options         Granted to       Exercise
                               Granted        Employees in        Price      Expiration        Grant Date
           Name               (Shares)        Fiscal 1995      (per share)      Date         Present Value<F1>
       -------------------   -----------      ------------     -----------   -----------     -----------------
       Kosti Shirvanian      200,000<F2>         35.7%           $20.00       7/05/04          $2,652,000
                              40,000<F2>          7.1%            22.00       7/05/04             514,400

       Ramsey G. DiLibero     20,000<F2>          3.6%            20.00       7/05/04             265,200

       Savey Tufenkian        40,000<F2>          7.1%            20.00       7/05/04             530,400

       Lawrence F. McQuaide   12,000<F2>          2.1%            20.00       7/05/04             159,120

       Arnold J. Rothlisberger 5,000<F3>          0.7%            20.12       7/31/04              66,700

       <F1> Based upon the Black-Scholes option valuation model.
            The actual value, if any, an executive may realize will depend on the excess of the stock price over that exercise price on the date the option is exercised. There is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The valuation model uses certain assumptions. The assumptions used in this valuation were: 6.3% risk-free interest rate, no dividends and a volatility factor of 0.452.

       <F2> Stock options granted on July 6, 1994 under the
            Company's 1992 Stock Option Plan. Options become fully exercisable on July 6, 1998 with the exception of the 200,000 stock options granted to Mr. Shirvanian included in the same grant, which become fully exercisable on July 6, 1997.

       <F3> Mr. Rothlisberger joined the Company in August 1994 as
            Vice President, General Counsel. He was granted 5,000 stock options on August 1, 1994 under the Company's 1992 Stock Option Plan. These options become fully exercisable on August 1, 1998.

       The following table sets forth certain information as to each exercise of stock options during the year ended June 30, 1995 by the Executive Officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND JUNE 30, 1995 OPTION VALUES
                                                               Number of Securities
                                                              Underlying Unexercised
                                                              Options at June 30, 1995        In-the-Money Options
                                 Shares                              (Shares)                 at June 30, 1995<F1>
                                Acquired On     Value      ----------------------------   ----------------------------
         Name                    Exercise     Realized<F1> Exercisable    Unexercisable   Exercisable    Unexercisable
       ----------------------  ------------   -----------  -----------    -------------   -----------    -------------
       Kosti Shirvanian            -0-           -0-       1,177,999        440,001       $11,607,000    $2,050,000

       Ramsey G. DiLibero          -0-           -0-           8,000         36,000            60,500       123,500

       Savey Tufenkian             -0-           -0-         230,833        106,667         2,293,100       667,500

       Lawrence F. McQuaide      21,200       $148,225        11,800         27,000           106,600       151,500

       Arnold J. Rothlisberger     -0-           -0-            -0-           5,000              -0-            625

       <F1> Computed based upon the difference between the aggregate fair market value and the aggregate exercise price at the exercise date or fiscal year end as appropriate.

       Performance Graph
       -----------------
            The following performance graph compares the performance of the Company's Common Stock to the S & P 500 Index and to the Value Line Environmental Service Index for the Company's last five fiscal years. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at June 30, 1990 and that all dividends were reinvested.




                                   June   June   June   June   June   June
                                   1990   1991   1992   1993   1994   1995

       Western Waste               100    102     64     56    104    105
       Industries

       Value Line Index            100     79     74     75     69     76

       S&P 500                     100    107    122    138    140    177

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            The following table sets forth information concerning those shareholders known to the Company to have owned beneficially more than five percent of the Company's outstanding Common Stock as of October 24, 1995. Common Stock is the Company's only voting security.

                                                                Percent of
       Name and Address of               Number of Shares      Common Stock
        Beneficial Owner                 Beneficially Owned     Outstanding
       -------------------               ------------------     -----------
       Kosti Shirvanian  . . . . . . .        5,854,411<F2>       36.9%
         21061 South Western Avenue
         Torrance, California  90501<F1>

       FMR Corporation . . . . . . . .        2,163,200<F3>       14.9%
         82 Devonshire Street
         Boston, Massachusetts 02109

       State of Wisconsin
        Investment Board . . . . . . .        1,359,000<F4>        9.3%
         P.O. Box 7842
         Madison, Wisconsin  53707

       [FN]
       <F1> Mr. Shirvanian is Chairman of the Board and President of the
            Company
       <F2> Includes options to purchase 1,337,998 shares of the Company's
            Common Stock, exercisable within 60 days.

       <F3> Based upon Form 13-G filed with the Securities and Exchange
            Commission on February 13, 1995.

       <F4> Based upon Forms 13-G filed with the Securities and Exchange
            Commission on February 13, 1995.


            The following table sets forth, as of October 1, 1995, the amount of the Company's Common Stock beneficially owned by each of its directors and nominees for directors, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information obtained from such persons:

                         Security Ownership of Management


                                 Sole Voting    Options
                                     and      Exercisable   Other      Percent
        Name of Individual        Investment    Within    Beneficial     of
         or Group                   Power       60 Days  Ownership<F2>  Class
       ----------------------      ---------   --------- ------------  ------
       Kosti Shirvanian<F1>        4,483,700   1,337,998    32,713      36.9%

       Ramsey G. DiLibero              1,016      17,000       225        *

       Savey Tufenkian<F1><F3>       250,106     290,833    18,571       3.8%

       Lawrence F. McQuaide            9,501      24,800     1,146        *

       Arnold J. Rothlisberger          -0-        1,250        28        *

       Harry S. Derbyshire            27,000      64,333       -0-        *

       Dr. A.N. Mosich                 6,000      37,333       -0-        *

       John W. Simmons                 7,000      57,333       -0-        *

       All executive officers
       and directors as a
       group (8 persons)           4,784,323   1,830,880    52,683      40.7%

       [FN]

       <F*> Less than one percent.

       <F1> Kosti Shirvanian and Savey Tufenkian are brother and sister.
       <F2> Represents shares of Common Stock held in trust by the Company's
            401(k) Savings and Investment Plan.
       <F3> Does not include stock options exercisable within 60 days held by
            Mr. Ralph Tufenkian, an officer of the Company and Mrs. Tufenkian's husband.

       Item 13.  Certain Relationships and Related Transactions

            On May 1, 1968, the Company entered into a 25-year lease with Mr. Shirvanian, for approximately three and one-half acres of land in Carson, California, constituting about one-half of the property utilized by the Company at its Carson facility. The term of the lease has been extended to February 28, 1996. At the end of the lease term the improvements on the land become the property of the lessor. The Company pays insurance, taxes and maintenance on the property. Rent is being paid at the rate of $14,953 per month. This lease rate was determined on the basis of an independent real estate appraisal of the fair market value of the property completed on January 22, 1986, and is adjusted annually based on the Consumer Price Index. The Company believes that the terms of the lease, including the rent, are comparable to those that would have been included in a lease entered into with an independent third party for comparable property.

            During fiscal 1989, the Company adopted a policy of making interest-free short-term loans to officers, directors and key employees to enable them to exercise stock options. During fiscal 1991, Mrs. Tufenkian and Ralph Tufenkian, Vice President, Corporate Projects (Mrs. Tufenkian's husband) received short-term loans of $216,000 in connection with the exercise of stock options. Mrs Tufenkian and Mr. Tufenkian repaid the loan in total with payments of $158,000 and $58,000 in fiscal 1994 and 1995 respectively. During fiscal 1992, Mr. Shirvanian, received a short-term loan of $197,560 in connection with the exercise of stock options and $121,177 for the purchase of a life insurance policy, totalling $318,737. During fiscal 1993, he received an additional loan of $166,550 and repaid $115,000. In fiscal 1994, he repaid $150,000 leaving a balance of $220,287 as of June 30, 1994 which was repaid in fiscal 1995.

            In order to induce Mr. McQuaide to relocate to Southern California, the Company loaned Mr. McQuaide $80,000 in 1984, payable within ten years, with interest at 8% per annum, to assist him in the purchase of a house. Due to the substantial difference between the housing costs in Southern California and some other parts of the nation, many companies located in Southern California have had to make similar types of arrangements to attract talented personnel from other parts of the country. Mr. McQuaide repaid the remaining principal indebtedness of this loan in the amount of $35,000 in fiscal 1995.

            In fiscal 1995, the Company and Mr. and Mrs. Kosti Shirvanian and Ms. Linda Shirvanian as trustee of the Kosti and Marian Shirvanian Family 1995 Irrevocable Trust (the"Trust) entered into a split dollar life insurance agreement (the "Agreement") providing for life insurance on the life of Mr. Shirvanian or the lives of Mr. and Mrs. Shirvanian.
       The owner and beneficiary of the policy is the Trust.   The
       beneficiaries of the Trust are the descendants of Mr. and
       Mrs. Shirvanian. The Agreement stipulates that the Company will pay an amount equal to the least of (i) two-thirds of the entire amount of the premium (ii) the sum of $500,000 or (iii) the largest amount which will not result in a charge to the earnings of the Company for the fiscal year in which the payment is made of more than $150,000, determined under the accounting method which results in the least annual charges over the longest appropriate period of time and conforms with generally accepted accounting principles. The Trust shall pay the balance of the
       premium.   In fiscal 1995 the Company recorded a receivable of

       $324,957, which is fully secured by the cash surrender value of the policy, and expensed $150,000 related to this policy. Upon payment of the policy death benefit, or upon surrender of the policy, the Company will be entitled to reimbursement of the aggregate premiums advanced by the Company. This agreement was unanimously approved by the Board of Directors of the Company (with Mr. Shirvanian abstaining).

            All transactions between the Company and its officers, directors, employees and shareholders or their affiliates have been, and in the future will be, subject to the approval of a majority of the independent and disinterested members of the Board of Directors.


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on the 26th day of October, 1995.


                                     WESTERN WASTE INDUSTRIES



                                     By:  /s/ Lawrence F. McQuaide
                                        --------------------------------
                                          Lawrence F. McQuaide
                                          Executive Vice President,
                                          Finance (Principal Financial
                                          and Accounting Officer)

October 26, 1995


Securities and Exchange Commission
Room 104
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K/A No. 1.


Sincerely,


/s/ MADHU S. CHANANI

Madhu S. Chanani
Vice  President
Corporate Controller