Form 10-Q
period 1995-09-30
WESTERN WASTE INDUSTRIES
filed 1995-11-14
CIK 718244

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1995
                                           ------------------
                                          OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------
          Commission File Number:  0-11264
                                   -------

                              WESTERN WASTE INDUSTRIES
     (Exact name of registrant as specified in its charter)

     California                                          95-1946054
     ---------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

                21061 S. WESTERN AVENUE  TORRANCE, CALIFORNIA  90501
     ---------------------------------------------------------------
                (Address of principal executive offices and zip code)

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

     Yes   X    No
         -----     -----
                        APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of October 31, 1995
     ---------------------------   ----------------------------------
     Common Stock - No par value               14,658,301

                             WESTERN WASTE INDUSTRIES


                                        INDEX




     PART  I.   FINANCIAL INFORMATION:

                Consolidated Balance Sheets
                  June 30, 1995 - Audited
                  September 30, 1995 - Unaudited                     3


                Consolidated Statements of Income - Unaudited        4



                Consolidated Statements of Cash Flows - Unaudited    5



                Notes to Consolidated Financial Statements -
                  Unaudited                                          6



                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8



     PART II.   OTHER INFORMATION                                   12


                SIGNATURES                                          13

                            PART 1.  FINANCIAL INFORMATION
                               WESTERN WASTE INDUSTRIES
                             CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands)
                                                     June 30,   September 30,
                                                       1995         1995
                                                    --------    ------------
                        ASSETS                                  (Unaudited)
     Current assets:
       Cash and short-term investments              $  6,484      $  8,374
       Receivables, less allowance of $1,738 in
        June 1995 and $1,885 in September 1995        29,596        32,373
       Supplies                                        3,320         3,670
       Deferred income tax benefit                     4,101         4,301
       Prepayments and other                           3,961         2,810
                                                     -------       -------
          Total current assets                        47,462        51,528

     Property and equipment, net                     196,972       202,795
     Purchased routes, net                             7,340         6,863
     Goodwill, net                                    19,994        19,811
     Other assets                                     21,605        18,135
                                                    --------      --------
                                                    $293,373      $299,132
                                                    ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current instalments of long-term debt        $  1,308      $  1,296
       Accounts payable                                9,159         8,331
       Accrued payroll and related costs               3,885         3,414
       Other current liabilities                      17,822        20,916
                                                     -------       -------
         Total current liabilities                    32,174        33,957

     Long-term debt, excluding current instalments    78,882        78,758
     Other liabilities                                18,400        18,664
     Deferred income taxes                             3,696         2,472
     Commitments and contingencies                         -             -
     Shareholders' equity:
       Preferred stock, no par value; 2,000,000
        shares authorized; none issued or outstanding      -             -
       Common stock, no par value; 50,000,000
        shares authorized; issued and
        outstanding 14,612,599 and 14,653,668
        shares respectively                           79,614        80,249
       Retained earnings                              80,607        85,032
                                                    --------      --------
          Total shareholders' equity                 160,221       165,281
                                                    --------      --------
                                                    $293,373      $299,132
                                                    ========      ========
     The accompanying notes are an integral part of these statements.

                              WESTERN WASTE INDUSTRIES

                    CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (dollars in thousands except share data)

                                                          Three Months Ended
                                                             September 30,
                                                         -------------------
                                                            1994        1995
                                                        --------    --------

     Revenue                                            $ 67,147    $ 69,739
                                                        --------    --------
       Costs and expenses:
        Operating                                         49,144      51,430
        Selling, general and
           administrative                                  9,554       9,866
                                                        --------    --------
           Total costs and expenses                       58,698      61,296
                                                        --------    --------
             Income from operations                        8,449       8,443

       Nonoperating income (expense):
         Interest expense                                 (1,138)    ( 1,167)
         Other                                                37         353
                                                        --------    --------
                                                          (1,101)    (   814)
                                                        --------    --------
       Income before income taxes                          7,348       7,629

       Income taxes                                        3,270       3,204
                                                        --------    --------
         Net Income                                     $  4,078    $  4,425
                                                        ========    ========



       Primary and fully diluted
         earnings per common share:                     $    .26    $    .28
                                                        ========    ========







        The accompanying notes are an integral part of these statements.

                              WESTERN WASTE INDUSTRIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (dollars in thousands)

                                                        Three Months Ended
                                                          September 30,
                                                     -------       -------
                                                       1994          1995
                                                     -------       -------
     Operating Activities:
       Net income                                    $ 4,078       $ 4,425
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization               6,353         6,414
           Provision for losses on accounts receivables  357           358
           Uninsured claims                               14           (96)
           Employer portion - 401(k) contribution        188           169
           Deferred income tax expense (benefit)       1,260        (1,424)
           Loss on disposition of assets                 196           118
           Increase (decrease) in cash resulting
             from changes in operating assets and
             liabilities, excluding effects of
             purchased businesses:
               Receivables                            (2,581)       (1,137)
               Other assets                           (1,204)          252
               Accounts payable                           19        (  828)
               Other liabilities                      (2,488)        3,118
                                                      ------        ------
               Net cash provided by operating
                 activities                            6,192        11,369

     Investing activities:
       Purchases of property and equipment           ( 7,356)      (11,956)
       Proceeds from disposition of assets               193           224
                                                     -------       -------
               Net cash used in investing activities ( 7,163)      (11,732)

     Financing activities:
       Proceeds from $24 million tax exempt borrowings     -         2,058
       Principal payments on borrowings               (6,381)      (   136)
       Proceeds from issuance of stock                   864           331
                                                     -------       -------
               Net cash provided by (used in)
                 financing activities                 (5,517)        2,253
                                                     -------       -------
       Increase (decrease) in cash and
         short-term investments                       (6,488)        1,890

     Cash and short-term investments
       at beginning of period                          9,935         6,484
                                                     -------       -------
       Cash and short-term investments
         at end of period                            $ 3,447       $ 8,374
                                                     =======       =======
     The accompanying notes are an integral part of these statements.

                                 WESTERN WASTE INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - Basis of presentation:
     ------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made to the interim financial statements were of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

          Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

     NOTE 2 - Earnings per share:
     ----------------------------

          Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.

          The average number of shares used for primary and fully diluted calculations for the three months ended September 30, 1994 and 1995 were 15,664,000 and 16,009,000, respectively.

     NOTE 3 - Long-term debt:
     ------------------------------

     Long-term debt, which approximates market value, consists of the following:

                                                  June 30,   September 30,
                                                   1995         1995
                                                -----------  ------------
                                                  (dollars in thousands)
Notes payable to banks, unsecured                   $44,000       $44,000
Solid Waste Disposal Revenue Bonds, Series 1994A     24,000        24,000
Solid Waste Disposal Revenue Bonds                    8,200         8,200
Pollution Control Revenue Bonds                       1,133         1,052
Other notes payable, secured and unsecured            2,857         2,802
                                                -----------   -----------
Total long-term debt                                 80,190        80,054
Less current instalments                              1,308         1,296
                                                -----------   -----------
Long-term debt, excluding current instalments       $78,882       $78,758
                                                ===========   ===========

                 The Company's revolving line of credit (the "Agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the Agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, depending upon certain ratios. At September 30, 1995, all borrowings were under the LIBOR option with rates ranging from 6.63% to 6.69%. The Agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996.

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

     NOTE 4 - Restricted Cash:
     -----------------------------

            As of September 30, 1995, the Company had $5,328,000 in restricted cash. This cash, which is related to California Pollution Control Bonds issued in fiscal 1995, is held in custody by a Trustee and is restricted as to withdrawal or use for qualified fixed asset expenditures. Of the above amount, $2,360,000 is included in Other Assets while the remaining $2,968,000 is included in Receivables (See Liquidity and Capital Resources for more detail).

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATION FOR THE THREE MONTHS
       ENDED SEPTEMBER 30, 1995 AND 1994
     -----------------------------------------


                                        1994     1995
                                       -----    -----
     Revenue                           100.0%   100.0%

     Costs and Expenses:
        Operating                       73.2     73.7
        Selling, general &
        administrative                  14.2     14.2
                                       -----    -----
                                        87.4     87.9
                                       -----    -----
     Income from operations             12.6     12.1

     Net nonoperating expense          ( 1.6)   ( 1.2)
                                       -----    -----
     Income before income taxes         11.0     10.9

     Income taxes                        4.9      4.6
                                       -----    -----
     Net Income                          6.1%     6.3%
                                       =====    =====


     Revenue
     -------
                                           Contribution to Revenue For
                                         Three Months Ended September 30,
                                         -------------------------------
                                             1994                1995
                                           ------               ------
     Collection Services                      84%                  84%
     Landfill Operations                       7                    7
     Recycling and Waste Diversion             5                    5
     Transfer Stations and Other               4                    4
                                             ------             -----
                                             100%                 100%
                                           ======               ======

         Components of the increase in revenue are as follows:

                                                   Three Months Ended
                                                      September 30,
                                                -------------------------
                                                       1994      1995
                                                     -------       ------
           Purchased assets                             -             .1%
           Price changes                                -            2.6
           Volume changes                               -            1.2
           Price and volume changes                   6.7              -
                                                     -------       ------
                                                      6.7%           3.9%
                                                     =======       ======


               Revenue for the three months ended September 30, 1995, was $69,739,000, a 3.9% increase over the same period in the prior year. The increase was due to (i) cleanup after Hurricane Erin in Florida (2.1%) (ii) higher recycling pricing (1.1%) and (iii) increases from municipal and open market contracts (.7%).

        Recycling prices, although higher than the same period in the prior year, have recently declined. First quarter recycling revenue decreased .9%, as compared to the fourth quarter of fiscal 1995. Recycling prices are subject to changing market conditions and no assurance can be given as to the future impact on revenue.


     Operating Expenses
     ------------------

          As a percentage of revenue, operating expenses increased by .6% for the first three months of fiscal 1996 as compared to the same period in fiscal 1995. The increase is primarily attributable to increased disposal costs partially offset by a decrease in insurance related costs. Generally, increases in disposal costs can be recovered through future rate increases. Management is also reviewing operations to determine if any changes can be made to offset disposal increases.


     Selling, General and Administrative Expenses
     --------------------------------------------

          As a percentage of revenue, selling, general and administrative expenses remained constant at 14.2% for the quarter ended September 30, 1995 as compared to the same period in the prior fiscal year. Legal costs increased $377,000 for the three months ended September 30, 1995 over the same period in the prior year due primarily to costs related to (i) the G.I. Industries bankruptcy, whereby the Company is seeking to recover amounts previously written off, and (ii) other legal matters. Without the increase in legal costs, these expenses would have been less than 14% of revenue.

     Income Taxes
     ------------

           In September 1995, the Company reached a tentative settlement agreement with the IRS for fiscal years 1989 and 1990 and resolved certain other open issues for other years. As part of the settlement, the deductibility and amortization period of certain intangibles were changed, which resulted in the deductibility of certain previously undeductible goodwill, producing a $480,000 benefit in the first quarter. The Company has recorded additional income taxes in the same amount for potential exposure items in the remaining open years.

          The effective tax rate for fiscal 1996 is estimated to be 42.0% as compared to 44.5% for fiscal 1995. The decrease results primarily from the deductibility of previously nondeductible goodwill and a decrease in other nondeductible items.


     Liquidity and Capital Resources
     -------------------------------

     Working capital -
     ---------------

     At September 30, 1995, working capital amounted to $17,571,000 compared to $15,288,000 at June 30, 1995. The current ratio was 1.5 at June 30, 1995 and September 30, 1995.

     The Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (.75% at September 30, 1995), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $44 million at September 30, 1995.

     The Company has an interest rate swap agreement to modify the interest characteristics of certain debt with a current floating rate of 4% to a fixed rate of 6.29%. The Company's objective with this swap agreement is to minimize the impact of increases in interest-rates over the term of the swap agreement. This represents approximately 31% of outstanding floating rate debt.

     As of September 30, 1995, the Company had $5,328,000 in restricted cash. This cash, which is related to California Pollution Control Bonds issued in fiscal 1995, is held in custody by a Trustee and is restricted as to withdrawal or use for qualified fixed asset expenditures. As of September 30, 1995, $2,968,000 of the total restricted cash is included in Receivables, as expenditures related to this amount were incurred prior to September 30, 1995 and
     reimbursement has been requested.   The remaining $2,360,000, which is
     expected to be received over the balance of fiscal 1996, is included with Other Assets. Based upon current cash flow from operations and estimated capital expenditures, the Company intends to use the receipt of the reimbursement proceeds to reduce revolving credit agreement borrowings.

          The Company's debt to equity ratio was .48 to 1.0 at September 30, 1995 and .50 to 1.0 at June 30, 1995.


     Capital resources -
     -----------------
        During the quarter ended September 30, 1995, the Company made expenditures of approximately $12 million for property and equipment. The capital expenditure budget for fiscal year 1996 was established at $50 million, in anticipation of development opportunities to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business and acquisitions. The Company believes that cash provided by operations, remaining restricted cash to be received, and cash available under its revolving credit agreement will be sufficient for its capital expenditure requirements.


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

                              PART II. OTHER INFORMATION

     Items 1 through 5
     -----------------

     Items 1,2,4 and 5 are not applicable.

     Item 3 - Legal Proceedings
     --------------------------

               On October 6, 1995, a petition and complaint was filed in Imperial County Superior Court by Desert Citizens Against Pollution, etc., et al. v. The County of Imperial, etc., et al., Imperial County Superior Court Case No. 87141, seeking a writ of mandate and for injunctive and declaratory relief. The petition and complaint, filed by the Sierra Club and others, seeks to set aside the unanimous decision by the Imperial County California Board of Superiors certifying an environmental impact report ("EIR") approving various ordinances, resolutions, agreements and permits (the "Approvals") related to the proposed Mesquite Regional Landfill (the "Landfill"). The Landfill is proposed to be constructed in Imperial County and operated by the Company and other real parties-in-interest in connection with California RailFill Systems. The petition and complaint alleges various failures with regard to the certification process, including failure to provide notices of hearings and documents in Spanish, and various significant and adverse environmental impacts not properly covered by the EIR. Plaintiffs also seek reasonable attorneys' fees and reimbursement of costs.
     The Company believes that the EIR and the Approvals were processed in accordance with CEQA and other applicable laws and regulations and that the Company and the other real parties-in-interest have valid defenses to the allegations and intend to vigorously defend the suit.

     Item 6 - Exhibits and Report on Form 8-K
     -----------------------------------------

     a.                  Exhibits -

      Exhibit 10.14      Split dollar insurance
                         agreement between Western Waste
                         Industries and (i) Kosti and
                         Marian Shirvanian and (ii)
                         Linda Shirvanian as trustee of
                         the Kosti and Marian Shirvanian
                         Family 1995 Irrevocable Trust.

      Exhibit 27         Financial Data Schedule

     b. Report on Form 8-K - There was no report on Form 8-K filed during the quarter ended September 30, 1995.



     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the Chief Financial Officer of the registrant.

                                    WESTERN WASTE INDUSTRIES

                               By:  /s/ Lawrence F. McQuaide
                                   ---------------------------
                                   LAWRENCE F. MCQUAIDE
                                   EXECUTIVE VICE PRESIDENT,
                                   FINANCE




                                    Date: NOVEMBER 14, 1995
                                    ----------------------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                       Page
No.                          Description                      No.
------------------------------------------------------------------------

10.14                        Split Dollar Agreement           15

27                           Financial Data Schedule          29

                                EXHIBIT 10.14

                            SPLIT DOLLAR AGREEMENT

                 THIS SPLIT DOLLAR AGREEMENT ("Agreement") is made by and between WESTERN WASTE INDUSTRIES, a California corporation ("Western"), KOSTI SHIRVANIAN and MARIAN SHIRVANIAN (each an "Insured" and collectively the "Insureds"), and LINDA SHIRVANIAN, as trustee of the KOSTI AND MARIAN SHIRVANIAN FAMILY 1995 IRREVOCABLE TRUST dated June 19, 1995 ("Owner"), with respect to the following:

                 A. Kosti Shirvanian is employed by Western as its chief executive officer. It is in the best interests of Western and its shareholders to assist the Insureds and the family of the Insureds to arrange for insurance on the joint lives of the Insureds.

                 B. Owner wishes to obtain assistance with respect to financing of certain policies of insurance on the joint lives of the Insureds issued by the carriers (collectively the "Insurers") described in Exhibit "A," attached hereto and incorporated by this reference as if set forth in full, and any supplementary contracts issued by the Insurers in conjunction therewith (collectively the "Policies").

                 C. In exchange for such assistance, Owner is willing to grant to Western an interest in the Policies, which shall be, as of any given date, the sum of the premium payments made by Western hereunder with respect to the Policies, less any amounts returned to Western by Owner or from the Policies (Western's "Policy Interest").

                 E. The parties intend to evidence Western's Policy Interest by filing with the Insurer an assignment in substantially the form of Exhibit "B," attached hereto and incorporated by this reference as if set forth in full (the "Collateral Assignment Agreement").

                 ACCORDINGLY, the parties have agreed as follows:

            1.   Premium Payments.
                 ----------------
                 1.1 Split of Premiums. Each annual premium on the Policies shall be split between Owner and Western as follows:

                      1.1.1  Western shall pay directly to the
       Insurers (or, at its election, deliver to Owner on or before each premium due date) an amount of the premiums payable to the Insurers equal to the least of (a) two-thirds (2/3) of the entire amount of the premium, (b) the sum of Five Hundred Thousand Dollars ($500,000), or (c) the largest amount which will not result in a charge to the earnings of Western for the fiscal year in which payment is made of more than One Hundred Fifty Thousand Dollars ($150,000), determined under that accounting method which results in the least annual charges over the longest appropriate period of time and conforms with generally accepted accounting principles.

                      1.1.2  Owner shall pay the balance of the
       premiums directly to the Insurers.

                 1.2 Remittance by Owner. If Western delivers its portion of the premiums to Owner, Owner shall, upon receipt of Western's premium contribution, remit to the Insurers Western's portion of the premiums and Owner's contribution for the balance of the full premiums due.

                 1.3 Policy Dividends. Dividends on the Policy shall be applied to purchase fully paid-up additions to the Policies or to reduce the premiums, at Owner's discretion. If the premiums are reduced, the split of premiums set forth in Sections 1.1.1 and 1.1.2 hereof shall be reduced proportionally.

                 1.4 Waiver of Premiums. The Policies may, at Owner's discretion, provide for the waiver of premiums on the disability of the Insured. If they do so provide, the cost thereof shall be borne by Owner, in addition to amounts due under Section 1.1.2 hereof.

            2.   Policy Ownership.
                 ----------------
                 Subject only to Western's Policy Interest, Owner shall be sole and exclusive owner of the Policies. This includes all rights of "Owner" under the terms of any of the Policies, including but not limited to the right to designate beneficiaries, select settlement options, borrow on the security of a Policy, and surrender a Policy. With respect to the exercise of the right to borrow on the security of a Policy, however, at no time shall the balance of any amounts borrowed by Owner exceed the lesser of (a) the amount of (i) the cash surrender value of such Policy less (ii) the amount of Western s Policy Interest in such Policy at such time (but not less than zero) or (b) one-third (1/3) of the cash surrender value of such Policy. The foregoing limitation shall not apply to any borrowing of which the proceeds are used immediately to pay Western its entire Policy Interest pursuant to Section
       6.2.3 hereof; provided, however, that in such event Western's obligation to make premium payments with respect to such Policy as provided in Section 1.1 hereof shall thereupon cease.
       If requested by Western, from time to time, Owner shall produce information, verified by the Insurer, showing the cash surrender value and the amount of indebtedness then secured by each Policy.

            3.   Right to Assign.
                 ---------------
                 With the consent of Western, which shall not be unreasonably withheld, Owner shall have the right to assign all or any part of Owner's retained interest in the Policies or any of them and this Agreement to any person, entity, or trust by execution of a written assignment delivered to Western and the applicable Insurer.

            4.   Collateral Assignment.
                 ---------------------
                 Owner assigns the Policies to Western as collateral to secure the repayment to Western of its Policy Interest and shall execute simultaneously herewith an assignment in the form of the Collateral Assignment Agreement. Such collateral assignment of the Policies shall not be terminated, altered, or amended by Owner without the express written consent of Western. The parties hereto shall take all action necessary to cause such collateral assignment to conform to the provisions of this Agreement.

            5.   Death Proceeds.
                 --------------
                 5.1 Collection. Upon the death of the survivor of the Insureds, Western and Owner shall cooperate to take whatever action is necessary to collect the death benefits provided under the Policies; when such benefits have been collected and paid as provided herein, this Agreement shall terminate.

                 5.2 Division of Proceeds. Upon the death of the survivor of the Insureds, Western shall have the unqualified right to receive a portion of the death benefits of the Policies equal to the Policy Interest of Western. The balance of the death benefits provided under the Policies, if any, shall be paid directly to Owner in the manner and in the amount or amounts provided in the beneficiary designation provision of the Policies. In no event shall the amount payable to Western hereunder exceed the proceeds of the Policies payable as a result of the maturity of the Policies as a death claim. No amount shall be paid from the death benefits of the Policies to Owner until the full amount due Western under this Section 5.2 has been paid. All beneficiary designation provisions of the Policies shall conform to the provisions of this Section 5.2.

                 5.3 Limitation. Notwithstanding any other provision of this Agreement, if no death benefit is payable under the Policies upon the death of the survivor of the Insureds and in lieu thereof the Insurers refund all or any part of the premiums paid for the Policies, Western and Owner shall share such refund in the ratio of their respective contributions under Sections 1.1.1 and 1.1.2 hereof.

            6.   Termination of Agreement.
                 ------------------------
                 6.1 Time of Termination. This Agreement shall terminate on the first to occur of the following:

                      6.1.1  Delivery of ninety (90) days' written
       notice by Owner to Western;

                      6.1.2  Failure of Owner to make a premium
       contribution as required by Section 1.1.2 hereof;

                      6.1.3  Surrender of all of the Policies by
       Owner, which shall have the sole and exclusive right of surrender without Western's consent;

                      6.1.4  Bankruptcy, or receivership of Western.

                 6.2 Effect of Termination. On any termination of this Agreement, Owner shall:

                      6.2.1  Surrender one or more of the Policies;
       and

                      6.2.2  Execute a promissory note in favor of
       Western for the amount of Western s Policy Interest as of the effective date of termination of this Agreement with respect to any Policies which are not so surrendered. Such note shall bear interest at the applicable federal long-term interest rate published by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, or any corresponding or successor statute, for the month in which Owner executes such promissory note and shall provide for payment upon the soonest of (a) the death of the survivor of the Insured or (b) the lapse or termination of the applicable Policies. However, in such event, the Collateral Assignment Agreement shall not terminate as to such Policies; or

                      6.2.3  Direct Western to assign its Policy
       Interest and this Agreement to Owner or Owner's nominee, in which event Owner or Owner's nominee shall pay to Western an amount equal to its Policy Interest.

            7.   The Insurers.
                 ------------
                 Subject to taking notice of any Collateral Assignment Agreement filed at its home office, no Insurer shall have any liability except as set forth in the applicable Policy. No Insurer shall be bound to inquire into or take notice of any of the covenants herein contained. Rights under the Policies may be exercised during the life of the survivor of the Insureds pursuant to the provisions of the Policies and subject to the terms of the Collateral Assignment Agreement. Upon the death of the survivor of the Insureds, on payment of the proceeds of the

       Policies in accordance with the provisions of the Policies and the Collateral Assignment Agreement (and without regard to this Agreement), the Insurers shall be discharged from all liability.

            8.   Miscellaneous.
                 -------------
                 8.1  Claims Procedures.

                      8.1.1 A claim is a request for a benefit under this Agreement by Owner. A claim is filed when the requirements of this Section 8.1 have been met. A claim may be filed by delivering a written communication to the Secretary of Western.

                      8.1.2 The following procedures shall apply to notification of claimants:

                           8.1.2.1  If a claim is wholly or partially
       denied, notice of the decision, meeting the requirements of
       Section 8.1.3 hereof, shall be furnished to the claimant within ninety (90) days after receipt of the claim, unless special circumstances require an extension of time for processing of the claim. If such an extension of time for processing is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial ninety-day period. In no event shall such extension exceed a period of ninety (90) days from the end of such initial period. The extension notice shall indicate the special circumstances requiring extension of time and the date by which the Secretary of Western expects to render the final decision.

                           8.1.2.2  If notice of the denial of a claim
       is not furnished in accordance with Section 8.1.2.1 hereof, the claim shall be deemed denied, and the claimant shall be permitted to proceed to the review stage described in Section
       8.1.4 hereof.
                      8.1.3 The Secretary of Western shall provide to every claimant who was denied a claim for benefits written notice setting forth in a manner calculated to be understood by the claimant:

                           8.1.3.1  The specific reason or reasons for
       the denial;

                           8.1.3.2  Specific reference to pertinent
       provisions of this Agreement on which the denial is based;

                           8.1.3.3  A description of any additional
       material or information necessary for the claimant to perfect a claim and an explanation of why such material or information is necessary; and

                           8.1.3.4  Appropriate information as to the
       steps to be taken if the claimant wishes to submit his, her, or its claim for review.

                      8.1.4  The following review procedures shall
       apply to each claim:

                           8.1.4.1  Upon denial of a claim, a claimant
       or his, her, or its duly authorized representative may appeal the denied claim to the Board of Directors of Western (the "Board"). The claimant, or his, her, or its duly authorized representative may request a review upon written application to the Board; review pertinent documents; and submit issues and comments in writing.

                           8.1.4.2  A claimant must file any request
       for review of a denied claim within sixty (60) days after receipt by the claimant of written notification of denial of the claim.

                      8.1.5 The following procedures shall apply to decisions on review:

                           8.1.5.1  A decision by the Board shall be
       made promptly and shall not ordinarily be made later than sixty
       (60) days after the Board's receipt of a request for a review, unless special circumstances (such as the need to hold a hearing if the Board so determines) require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than one hundred twenty
       (120) days after receipt of a request for a review.

                           8.1.5.2  If such an extension of time for
       review is required because of special circumstances, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension.

                           8.1.5.3  The decision on review shall be in
       writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, as well as specific reference to the pertinent provisions of this Agreement on which the decision is based.

                           8.1.5.4  The decision on review shall be
       furnished to the claimant within the appropriate time described in Section 8.1.5.1 hereof. If the decision on review is not furnished within such time, the claim shall be deemed denied on review.

                 8.2 ERISA Provisions. The named fiduciary of the employee benefit plan created under this Agreement shall be Western. The funding policy of said plan shall be the timely remittance by Western of the amounts due pursuant to

       Section 1.1.1 hereof. Benefits under said plan shall be provided by the payment of benefits under the Policies, which shall be based on the payment of premiums as provided in this Agreement.

                 8.3 Additional Policies. Additional policies of insurance on the life of the Insured may be covered under this Agreement by amendment.

                 8.4 Notices. Any notice, request, demand or other communication required or permitted hereunder shall be deemed to be properly given when personally served in writing, when mailed, certified mail, return receipt requested, or when communicated to a public telegraph company for transmittal, addressed to the party at the address set forth below:

       Western:            Western Waste Industries
                           21061 So. Western Ave.
                           Torrance, California 90501
                           Att'n: Madhu Chanani, Vice-President and
                           Corporate Controller

       Insureds:           Kosti and Marian Shirvanian
                           c/o Western Waste Industries
                           21061 So. Western Ave.
                           Torrance, California 90501

       Owner:              Linda Shirvanian, Trustee of the
                           Kosti and Marian Shirvanian Family 1995
                           Irrevocable Trust
                           c/o Western Waste Industries
                           21061 So. Western Ave.
                           Torrance, California 90501

       Any party may change his, her, or its address by written notice in accordance with this Section 8.4.

                 8.5 Benefit of Agreement. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective executors, administrators, successors and assigns.

                 8.6 Applicable Law. This Agreement shall be construed, administered and governed under the laws of the United States, and to the extent any of the provisions of this Agreement are inconsistent with said laws, the provisions of said laws shall control. This Agreement shall also be construed, administered and governed by the laws of the State of California, but only to the extent the laws of such State have not been superseded by, or are not inconsistent with, the applicable laws of the United States.

                 8.7 Captions and Section Headings. Captions and section headings used herein are for convenience only and are not a part of this Agreement and shall not be used in construing it.

                 8.8 Invalid Provisions. Should any provisions of this Agreement for any reason be declared invalid, void, or unenforceable by a court of competent jurisdiction, the validity and binding effect of any remaining portion shall not be affected, and the remaining portions of this Agreement shall remain in full force and effect as if this Agreement had been executed with said provision eliminated.

                 8.9 Entire Agreement. This Agreement and the Collateral Assignment Agreement contains the entire agreement of the parties relating to the Policy. It supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the Policy. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding. This Agreement may not be modified or amended by oral agreement, but only by an agreement in writing signed by the parties.

                 8.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

                 IN WITNESS WHEREOF, the parties have signed this
       Agreement on June 27         , 1995.
                    ----------------

                                   /s/ Kosti Shirvanian
                                 _____________________________________
                                          KOSTI SHIRVANIAN ("Insured")

                                   /s/ Marian Shirvanian
                                 _____________________________________
                                         MARIAN SHIRVANIAN ("Insured")

                                 KOSTI AND MARIAN SHIRVANIAN
                                 FAMILY 1995 IRREVOCABLE TRUST
                                 dated June 19, 1995 ("Owner")

                                  /s/ Linda Shirvanian
                             By: _____________________________________
                                             LINDA SHIRVANIAN, Trustee

                                 WESTERN WASTE INDUSTRIES ("Western")

                                  /s/ Arnold Rothlisberger
                             By: _____________________________________
                                        Arnold Rothlisberger
                                  Its Vice President/General Counsel

                                   EXHIBIT "A"

                                  THE POLICIES

          The following life insurance policies are subject to the Split Dollar Agreement:

Insurer:          Manufacturers Life Insurance Company
Insured:          Kosti and Marian Shirvanian
Policy Number:    5,357,114-7
Face Amount:      $1,000,000; supplemental insurance rider of $9,000,000
Dividend Option:  Par paid-up additions
Policy Date:      July 17, 1995

Insurer:          Sun Life Assurance Company of Canada
Insured:          Kosti and Marian Shirvanian
Policy Number:    010011209
Face Amount:      $3,400,000; supplemental insurance rider of $6,600,000
Dividend Option:  Paid-up additions
Date of Issue:    June 29, 1995

Insurer:          Pacific Mutual Life Insurance Company
Insured:          Kosti and Marian Shirvanian
Policy Number:    1A2293285-0
Face Amount:      $2,059,000; added protection benefits $2,441,000;
                  added value plus $1,000,000
Dividend Option:  Not elected
Policy Date:      July 1, 1995

Insurer:          John Hancock Mutual Life Insurance Company
Insured:          Kosti and Marian Shirvanian
Policy Number:    08011742-7
Face Amount:      $1,428,572; additional insurance protection rider of
                  $8,571,428
Dividend Option:  Paid-up insurance
Date of Issue:    June 20, 1995

Insurer:          Phoenix Home Mutual Insurance Company
Insured:          Kosti and Marian Shirvanian
Policy Number:    2 681 160
Face Amount:      See schedule of premiums and benefits attached
Dividend Option:  Optionterm
Date of Issue:    August 16, 1995

                    Phoenix Home Life Mutual Insurance Company
                           Main Administrative Office
                                One American Row
                               Hartford, CT  06115

                                  SCHEDULE PAGE

First Insured:    Kosti Shirvanian
Age & Sex:        65-Male
Second Insured:   Marian Shirvanian
Age & Sex:        61-Male
Policy Number:    2 681 160
Face Amount:      $4,750,000
Date of Issue:    August 16, 1995

        Beneficiary as stated in the application unless later changed. Owner as stated in the application unless later changed.

                              PREMIUMS AND BENEFITS

                                      ANNUAL PREMIUM     YEARS PAYABLE

        Basic Policy                     $140,635.00     Until Second
                                                         Death
R697    Optionterm Rider
        $4,750,000.00  Target Face Amount
        $4,586,608.94  Initial Term Amount
             1,146.65  Initial Year-end Charge From Dividend
                       (Assuming Both Insureds Alive At Year End)

R681    Four-Year Term Rider  $9,999,000       $0.00     4 YEARS

R637    Paid-Up Additions Purchase
           Option Rider
        The amounts purchased by each
        dollar of premium are shown in
        the Table of Purchase Rates of
        form R637.  The amount purchased
        at issue is included below in the
        "Total Initial Death Benefit"
        Total Initial Annual Premium         $212,000.00
        Total Initial Death Benefit       $19,499,000.00

Due dates 16th day of each AUGUST

Basis of Calculations

    Mortality Table - Commissioner's 1980 Standard Ordinary Mortality Table Interest Rate - 4 1/2%

2626V  SURVIVOR LEGACY              NEVERSMOKE, STANDARD PREMIUM CLASS
                                      NONSMOKER, SPECIAL PREMIUM CLASS

                               EXHIBIT "B"

                     COLLATERAL ASSIGNMENT AGREEMENT

        THIS COLLATERAL ASSIGNMENT AGREEMENT (the "Agreement") is made by and between LINDA SHIRVANIAN, Trustee of the KOSTI AND MARIAN SHIRVANIAN FAMILY 1995 IRREVOCABLE TRUST dated June 19, 1995 ("Assignor"), and WESTERN WASTE INDUSTRIES, a California corporation ("Assignee"), with respect to the following:

        A. Assignor is the owner of certain policies of insurance on the joint lives of KOSTI and MARIAN SHIRVANIAN (collectively the "Insureds") issued by the carriers (collectively the "Insurers") described in Exhibit "A," attached hereto and incorporated by this reference as if set forth in full, and any supplementary contracts issued by the Insurers in conjunction therewith (collectively the "Policies").

        B. The parties are parties to a Split Dollar Agreement of even date herewith relating to financing of premiums due on the Policies (the "Split Dollar Agreement").

        C. Under the terms of the Split Dollar Agreement, the Assignee has agreed to assist the Assignor in payment of premiums on the Policies.

        D. In consideration of such premium financing, the Assignor intends to grant the Assignee certain limited interests in the Policies to secure its interest therein under the Split Dollar Agreement (the "Policy Interest").

        ACCORDINGLY, the parties have agreed as follows:

   1.   Assignment.
        ----------
        The Assignor hereby assigns, transfers, and sets over to the Assignee, its successors and assigns the following specific rights in each of the Policies, subject to the following terms and conditions:

        1.1 Policy Interest. The right to receive from the proceeds of such Policy, upon maturity on account of the death of the survivor of the Insureds or surrender or cancellation of the Policy for any reason or cancellation of the Split Dollar Agreement, its Policy Interest. The Assignee's Policy Interest, as of the applicable date, shall be the sum of the premium payments made by the Assignee with respect to the Policy, less any amounts returned to the Assignee by the Assignor or from the Policy (the Assignor's "Policy Interest").

        1.2 Release. The right to release this limited assignment by assigning the Policy back to the Assignor upon the repayment to the Assignee of its Policy Interest or other satisfaction of Assignor's obligations to Assignee.

2.      Limited Rights.
        --------------
        In no event shall the Assignee have any rights in the Policies in excess of those set forth in Section 1 hereof. Without limitation, with respect to each of the Policies, the Assignee shall have no right or power, and the Assignor shall have the sole and exclusive power, subject to the terms and provisions of the Split Dollar Agreement and this Agreement, to:

        2.1  Change the beneficiary of such Policy;

        2.2  Surrender or cancel such Policy;

        2.3  Assign its interest in such Policy, except to the Assignor;

        2.4  Revoke an assignment (other than this Agreement);

        2.5  Pledge such Policy for a loan;

        2.6 Borrow from the applicable Insurer against the cash surrender value of such Policy any amounts permitted under Section 2 of the Split Dollar Agreement;

        2.7 Make a withdrawal from the cash value of such Policy of any amounts in excess of the Assignee's Policy Interest in such Policy; or

        2.8 Possess or exercise any "incident of ownership," as defined under the Internal Revenue Code of 1986, as amended, or any corresponding or successor statute thereto.

The reservation of all rights by the Assignor (other than those specifically granted to the Assignee under Section 1 hereof) shall not impair the rights of the Assignee under Section 1 hereof.

   3.   Insurers.
        --------
        The Insurers are hereby authorized to recognize and are fully protected in recognizing:

        3.1 The claims of the Assignee to rights hereunder, without investigating the reasons for such action by the Assignee, or the validity or the amount of such claims; and

        3.2 The Assignor's request for surrender of the Policies without the consent of the Assignee. Upon surrender, the Policies shall be terminated and of no further force or effect.

   4.   Release.
        -------
        Upon full payment of the Assignee's Policy Interest to the Assignee, the Assignee shall release and reassign to the Assignor all rights in the Policies.

    5.  Counterparts.
        ------------
        This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

        IN WITNESS WHEREOF, the parties have executed this Collateral Assignment Agreement on June 27, 1995, at Torrance, California.
                        -------           --------------------


                       KOSTI AND MARIAN SHIRVANIAN
                       FAMILY 1995 IRREVOCABLE TRUST
                       dated June 19, 1995 ("Assignor")

                             /s/ Linda Shirvanian
                       By: _________________________________
                            LINDA SHIRVANIAN, Trustee


                       WESTERN WASTE INDUSTRIES ("Assignee")

                            /s/ Arnold Rothlisberger
                       By: __________________________________
                                 Arnold Rothlisberger
                           Its Vice President/General Counsel