Form 10-Q
period 1995-12-31
WESTERN WASTE INDUSTRIES
filed 1996-02-14
CIK 718244

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 1995
                                           ------------------
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------
          Commission File Number:  0-11264
                                   -------

                           WESTERN WASTE INDUSTRIES
            (Exact name of registrant as specified in its charter)


             California                                    95-1946054
     ------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification No.)

             21061 S. WESTERN AVENUE  TORRANCE, CALIFORNIA  90501
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

     Yes   X    No
         -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class               Outstanding as of January 31, 1996
     ---------------------------    ----------------------------------
     Common Stock - No par value               14,741,072


                           Exhibit Index on Page 14

                           WESTERN WASTE INDUSTRIES
                                    INDEX


     PART  I.   FINANCIAL INFORMATION:

                Consolidated Balance Sheets
                  June 30, 1995 - Audited
                  December 31, 1995 - Unaudited. . . . . . . . . .   3

                Consolidated Statements of Income - Unaudited. . .   4


                 Consolidated Statements of Cash Flows -
                  Unaudited. . . . . . . . . . . . . . . . . . . .   5


                 Notes to Consolidated Financial Statements -
                  Unaudited. . . . . . . . . . . . . . . . . . . .   6


                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. .   8



     PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . .  12


                SIGNATURES . . . . . . . . . . . . . . . . . . . .  13

     PART 1.  FINANCIAL INFORMATION

                           WESTERN WASTE INDUSTRIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                               June 30,   December 31,
                                                 1995         1995
                                               --------   ------------
                                                           (Unaudited)
                        ASSETS
     Current assets:
       Cash and short-term investments         $  6,484       $  5,059
       Receivables, less allowance of $1,738 in
        June 1995 and $2,164 in December 1995    29,596         32,094
       Supplies                                   3,320          3,706
       Deferred income tax benefit                4,101          4,501
       Prepayments and other                      3,961          3,181
                                               --------       --------
          Total current assets                   47,462         48,541

     Property and equipment, net                196,972        206,219
     Purchased routes, net                        7,340          6,599
     Goodwill, net                               19,994         19,636
     Other assets                                21,605         16,123
                                               --------       --------
                                               $293,373       $297,118
                                               ========       ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current instalments of long-term debt   $  1,308       $  1,232
       Accounts payable                           9,159          7,969
       Accrued payroll and related costs          3,885          4,007
       Other current liabilities                 17,822         16,687
                                               --------       --------
         Total current liabilities               32,174         29,895

     Long-term debt, excluding current
       instalments                               78,882         75,823
     Other liabilities                           18,400         19,353
     Deferred income taxes                        3,696          2,718

     Commitments and contingencies                    -              -

     Shareholders' equity:
       Preferred stock, no par value;
         2,000,000 shares authorized;
         none issued or outstanding                   -              -
       Common stock, no par value;
         50,000,000 shares authorized;
         issued and outstanding 14,612,599
         and 14,671,999 shares respectively      79,614         80,565
       Retained earnings                         80,607         88,764
                                               --------       --------
          Total shareholders' equity            160,221        169,329
                                               --------       --------
                                               $293,373       $297,118
                                               ========       ========
      The accompanying notes are an integral part of these statements.

                         WESTERN WASTE INDUSTRIES

               CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                             Three Months Ended      Six Months Ended
                                December 31,          December 31,
                            ------------------     ------------------
                            1994        1995        1994        1995
                           -------     ------      -------     -------
                            (dollars in thousands except share data)

  Revenue                  $67,671    $68,039      $134,818    $137,778
                           -------    -------      --------    --------
   Costs and expenses:
     Operating              48,226     50,063        97,370     101,493
     Selling, general and
      administrative         9,992     10,579        19,546      20,445
                           -------    -------      --------    --------
      Total costs and
       expenses             58,218     60,642       116,916     121,938
                           -------    -------      --------    --------
     Income from operations  9,453      7,397        17,902      15,840

  Nonoperating income
   (expense):
    Interest expense        (1,401)    (1,106)       (2,539)    ( 2,273)
    Other                     (581)       266          (544)        619
                           -------    -------      --------    --------
                            (1,982)    (  840)       (3,083)    ( 1,654)
                           -------    -------      --------    --------
  Income before income
    taxes                    7,471      6,557        14,819      14,186

  Income taxes               3,324      2,825         6,594       6,029
                           -------    -------      --------    --------
  Net Income               $ 4,147    $ 3,732      $  8,225    $  8,157
                           =======    =======      ========    ========


  Primary earnings per
   common share:           $   .27    $   .23      $    .53    $    .51
                           =======    =======      ========    ========

  Fully diluted earnings
   per common share:       $   .27    $   .23      $    .53    $    .49
                           =======    =======      ========    ========


    The accompanying notes are an integral part of these statements.

                         WESTERN WASTE INDUSTRIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           (dollars in thousands)

                                                   Six Months Ended
                                                     December 31,
                                                 ---------------------
                                                   1994          1995
                                                 -------       -------
  Operating Activities:
    Net income                                   $ 8,225       $ 8,157
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization             12,983        13,183
        Provision for losses on accounts
         receivables                                 769           809
        Uninsured claims                             557            39
        Employer portion - 401(k) contribution       308           344
        Deferred income tax expense (benefit)      1,464        (1,378)
        Loss on disposition of assets              1,084            85
        Increase (decrease) in cash resulting
          from changes in operating assets and
          liabilities, excluding effects of
          purchased businesses:
            Receivables                           (3,849)       (6,275)
            Other assets                          (1,851)        3,592
            Accounts payable                      (  285)       (1,190)
            Other liabilities                     (1,460)           35
                                                 -------       -------
     Net cash provided by operating activities    17,945        17,401

  Investing activities:
    Purchases of property and equipment          (17,341)      (21,892)
    Proceeds from disposition of assets              453           401
                                                 -------       -------
     Net cash used in investing activities       (16,888)      (21,491)

  Financing activities:
    Proceeds from borrowings                       7,894         7,542
    Principal payments on borrowings             (14,725)      ( 5,349)
    Proceeds from issuance of stock                1,656           472
                                                 -------       -------
    Net cash provided by (used in)
     financing activities                         (5,175)        2,665
                                                 -------       -------
    Decrease in cash and
      short-term investments                      (4,118)      ( 1,425)

  Cash and short-term investments
    at beginning of period                         9,935         6,484
                                                 -------       -------
    Cash and short-term investments
      at end of period                           $ 5,817       $ 5,059
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



     NOTE 2 - Proposed Merger
     ------------------------

         On December 18, 1995, the Company entered into an Agreement and Plan of Merger with USA Waste Services, Inc., and Riviera Acquisition Corporation, a wholly owned subsidiary of USA Waste, pursuant to which Riviera would merge with and into the Company and USA Waste would issue 1.5 shares of its common stock for each share of the Company's common stock on the effective date of the merger. The merger would result in the Company becoming a wholly owned subsidiary of USA Waste. The merger is subject to the approval of shareholders of both the Company and USA Waste, both companies' lenders, appropriate assurances as to the treatment of the merger as a tax-free reorganization accounted for as a pooling of interest, expiration of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other conditions. It is expected that the merger will be completed in the spring of 1996.



     NOTE 3 - Earnings per share:
     ----------------------------

          Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options using the treasury stock method.

          The average number of shares (in thousands) used for primary and fully diluted calculations were as follows:

                                   Primary          Fully Diluted
                               ---------------    ------------------

     Quarter ended December 31,
       1994                        15,440                15,440
       1995                        15,966                16,547

     Six months ended December 31,
       1994                        15,546                15,546
       1995                        15,928                16,535



     NOTE 4 - Long-term debt:
     ------------------------------

          Long-term debt, which approximates market value, consists of the following:
                                              June 30,      December 31,
                                                1995            1995
                                            -----------     ------------
                                               (dollars in thousands)
     Notes payable to banks, unsecured          $44,000        $41,000
     Solid Waste Disposal Revenue Bonds,
       Series 1994A                              24,000         24,000
     Solid Waste Disposal Revenue Bonds           8,200          8,200
     Pollution Control Revenue Bonds              1,133            971
     Other notes payable, secured and unsecured   2,857          2,884
                                               --------       --------
     Total long-term debt                        80,190         77,055
     Less current instalments                     1,308          1,232
                                               --------       --------
     Long-term debt, excluding current
     instalments                                $78,882        $75,823
                                            ===========    ===========


          The Company's revolving line of credit (the "Agreement"), which currently matures on June 1, 1997, permits borrowings up to $100,000,000. At the Company's option, borrowings under the Agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75 to 2.0 per cent, depending upon certain ratios. At December 31, 1995, all borrowings were under the LIBOR option at a rate of 6.69%. The Agreement has a $16.5 million quarterly commitment reduction commencing March 1, 1996. On or before the first day of October of each year, the Company has the option to request an extension of the revolving period and the termination date with the approval of its banks. The Company is in the process of negotiating a new agreement and therefore has not filed the extension request. Under the terms of the Agreement, the Company is subject to various debt covenants including maintenance of certain financial ratios, and in addition, it limits the amount of cash dividends.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations for the Three and Six Months
       Ended December 31, 1995 And 1994
     --------------------------------------------------

                               Three Months Ended    Six Months Ended
                                  December 31,         December 31,
                               1994     1995         1994        1995
                               ----     ----         ----        ----
     Revenue                   100.0%   100.0%       100.0%      100.0%

     Costs and Expenses:
          Operating             71.2     73.6         72.2        73.7
          Selling, general
            & administrative    14.8     15.5         14.5        14.8
                               -----    -----        -----       -----
                                86.0     89.1         86.7        88.5
                               -----    -----        -----       -----

     Income from operations     14.0     10.9         13.3        11.5

     Net nonoperating expense  ( 3.0)   ( 1.2)       ( 2.3)      ( 1.2)
                               -----    -----        -----       -----

     Income before income
       taxes                    11.0      9.7         11.0        10.3

     Income taxes                4.9      4.2          4.9         4.4
                               -----    -----        -----       -----
     Net Income                  6.1%     5.5%         6.1%        5.9%
                               =====    =====        =====       =====

     See below for explanations.


     Revenue
     -------
            The following table reflects the contribution to revenue for the three and six months ended December 31, 1995 and 1994 by each of the principal lines of business of the Company.

                               Three Months Ended    Six Months Ended
                                  December 31,         December 31,
                                1994     1995         1994        1995
                               -----    -----        -----       -----

     Collection Services         83%      85%          84%         84%
     Landfill Operations          7        7            7           7
     Recycling and
       Waste Diversion            5        4            5           5
     Transfer Stations
       and Other                  5        4            4           4
                               -----    -----        -----       -----

                                100%     100%         100%        100%
                              ======   ======       ======      ======

          As the table below indicates, revenue growth for the three and six months ended December 31, 1995 was due largely to price changes. Components of the increase in revenue for the three and six months ended December 31, 1995 over the same periods in the prior year are as follows:


                               Three                  Six
                               Months                Months
                               ------                ------
     Price changes               .8                    1.8
     Volume changes             (.4)                    .3
     Purchased assets            .1%                    .1%
                               ------                ------
                                 .5%                   2.2%
                               ======                ======

          Revenue for the three and six months ended December 31, 1995, increased $368,000 and $2,960,000, respectively, which represents .5% and 2.2% increases over the same periods in the prior year. The increase for the three months ended December 31, 1996 over the same period in the prior year was due to increases from municipal and open market contracts offset by a decrease in recycling revenue (see discussion below). The increase for the six months ended December 31, 1995 over the same period in the prior year was due to increases from municipal and open market contracts and increased revenue related to cleanup after Hurricane Erin in Florida, offset by decreased revenue due to the completion of a landfill construction project in Florida in August 1995.

          Recycling revenue for the quarter ended December 31, 1995 decreased $549,000 and $1,039,000 over the quarters ended December 31, 1994 and September 30, 1995, respectively, as a result of declining average market prices. The rate of decline of recycling prices has slowed recently but as these prices are subject to changing market conditions no assurance can be given as to the future financial impact on operations.


     Operating Expenses
     ------------------
          Operating expenses increased by $1,837,000 and $4,123,000 or 3.8% and 4.2% for the three and six months ended December 31, 1995, respectively, as compared to the same periods in fiscal 1995. The increase is primarily attributable to increased disposal and payroll costs, partially offset by a decrease in insurance related costs. Disposal costs increased primarily as a result of increased use of third party versus Company owned landfills. The Company is currently utilizing third party landfills in order to maximize the value of remaining airspace at Company owned landfills. Management believes increased disposal fees generally can be recovered through increased prices but there may be a lag between the time of the increase and the date by which the cost is passed through.

     Selling, General and Administrative Expenses
     --------------------------------------------
          Selling, general and administrative expenses increased by $587,000 and $899,000 or 5.9% and 4.6% for the three and six months ended December 31, 1995 as compared to the same periods in the prior fiscal year. As a percentage of revenue these expenses increased by .7% and .3% for the three and six months ended December 31, 1995 as compared to the same periods in the prior year. These increases occurred primarily as a result of the Company awarding the Chief Executive Officer (CEO) of the Company a $750,000 bonus in the current quarter offset in part by decreased legal costs. The bonus of $750,000, which was awarded to the CEO as a result of his and the Company's performance over the past five years, was recommended by the Compensation Committee and approved by the Board of Directors. Excluding this one-time charge, these expenses, as a percentage of revenue, would have been less than the same periods in the prior year.


     Income Taxes
     ------------
          The effective tax rate for fiscal 1996 is estimated to be 42.5% as compared to 44.5% for fiscal 1995. For the three and six months ended December 31, 1995, the tax rates were 43% and 42.5% respectively, as compared to 44.5% for the same periods in the prior year. The decrease results primarily from the deductibility of previously nondeductible goodwill and a decrease in other nondeductible items.


     Liquidity and Capital Resources
     -------------------------------

     Working capital -
     ---------------
          At December 31, 1995, working capital amounted to $18,646,000 compared to $15,288,000 at June 30, 1995. The current ratio was 1.6% at December 31, 1995 as compared to 1.5% at June 30, 1995.

          The Company has an unsecured revolving credit agreement, which provides for borrowings up to $100 million. At the Company's option, borrowings under the agreement bear interest at the bank's prime rate and/or at the London Interbank Offered Rate (LIBOR) plus .75% to 2.0%, (.75% at December 31, 1995), depending upon certain ratios. Outstanding borrowings under the Company's revolving credit agreement were $41 million at December 31, 1995.


          The Company has an interest rate swap agreement to modify the interest characteristics of certain debt with a current floating rate of 4.4% to a fixed rate of 6.29%. The Company's objective with this swap agreement is to minimize the impact of increases in interest-rates over the term of the swap agreement. This swap agreement covers approximately 31% of outstanding floating rate debt.

          The Company's debt to equity ratio was .46 to 1.0 at December 31, 1995 and .50 to 1.0 at June 30, 1995.


     Capital resources -
     -----------------
          During the six months ended December 31, 1995, the Company made expenditures of approximately $22 million for property and equipment. The capital expenditure budget for fiscal year 1996 was established at $50 million, in anticipation of development opportunities to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business and acquisitions. The Company believes that cash provided by operations, and cash available under its revolving credit agreement will be sufficient for its capital expenditure requirements.


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

                             PART II. OTHER INFORMATION

     Items 1 through 5
     -----------------

     Items 1, 2, 3, 4 and 5 are not applicable.


     Item 6 - Exhibits and Report on Form 8-K
     ------------------------------------------

      a.   Exhibits -

           Exhibit 27 Financial Data Schedule

      b.   Report on Form 8-K, Item 5 - In a report filed on
           Form 8-K dated December 18, 1995, the Company reported entering into an Agreement and Plan of Merger with USA Waste Services, Inc., and Riviera Acquisition Corporation, a wholly owned subsidiary of USA Waste, pursuant to which Riviera would merge with and into the Company. No financial statements were filed as part of that report.

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

                                        WESTERN WASTE INDUSTRIES


                                      By: /s/ Lawrence F. McQuaide
                                         ---------------------------
                                         LAWRENCE F. MCQUAIDE
                                         EXECUTIVE VICE PRESIDENT,
                                         FINANCE




                                      Date:  FEBRUARY 13, 1995
                                             ---------------------

                               EXHIBIT INDEX




     Exhibit
     Number              Description                             Page
     -----------------------------------------------------------------
     27                Financial Data Schedule                      15